Form 10-K
period 1993-12-31
EASTERN EDISON CO
filed 1994-03-30
CIK 14407

EASTERN EDISON COMPANY

                         1993 Annual Report on Form 10-K
                                Table of Contents

                                     PART I


                                                                      Page

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . . .     (i)

Glossary of Defined Terms. . . . . . . . . . . . . . . . . . . . .     (iv)

Item 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .      1

     General . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

     Construction Program. . . . . . . . . . . . . . . . . . . . .      3

     Fuel for Generation . . . . . . . . . . . . . . . . . . . . .      4

     Nuclear Power Issues. . . . . . . . . . . . . . . . . . . . .      6

       General . . . . . . . . . . . . . . . . . . . . . . . . . .      6
       Decommissioning . . . . . . . . . . . . . . . . . . . . . .      7
       Yankee Atomic . . . . . . . . . . . . . . . . . . . . . . .      8
       Seabrook Unit 2 . . . . . . . . . . . . . . . . . . . . . .      8

     Public Utility Regulation . . . . . . . . . . . . . . . . . .      8

     Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

       FERC Proceedings. . . . . . . . . . . . . . . . . . . . . .      10
       Massachusetts Proceedings . . . . . . . . . . . . . . . . .      11

     Environmental Regulation  . . . . . . . . . . . . . . . . . .      12

       General . . . . . . . . . . . . . . . . . . . . . . . . . .      12
       Electric and Magnetic Fields. . . . . . . . . . . . . . . .      13
       Water Regulation. . . . . . . . . . . . . . . . . . . . . .      14
       Air Regulation. . . . . . . . . . . . . . . . . . . . . . .      14

     Environmental Regulation of Nuclear Power . . . . . . . . . .      16

     Energy Policy . . . . . . . . . . . . . . . . . . . . . . . .      17

Item 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .      17

     Power Supply. . . . . . . . . . . . . . . . . . . . . . . . .      17

     Generating Units in Service . . . . . . . . . . . . . . . . .      19

     Other Property. . . . . . . . . . . . . . . . . . . . . . . .      20


                                       (i)

                               PART I (continued)

                                                                      Page

Item  3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .      20

     Rate Proceedings. . . . . . . . . . . . . . . . . . . . . . .      20

     Environmental Proceedings . . . . . . . . . . . . . . . . . .      20

     Other Proceedings . . . . . . . . . . . . . . . . . . . . . .      21

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS. . . . . . . . . . . . . . . . . . .      22


                                     PART II

Item  5. MARKET FOR REGISTRANTS' COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .      22

Item  6. SELECTED CONSOLIDATED FINANCIAL DATA. . . . . . . . . . .      23

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND REVIEW OF OPERATIONS. . . . .      23

     Overview. . . . . . . . . . . . . . . . . . . . . . . . . . .      23
     Comparison of Financial Results . . . . . . . . . . . . . . .      24
     Rate Activity . . . . . . . . . . . . . . . . . . . . . . . .      26
     Financial Condition and Liquidity . . . . . . . . . . . . . .      27
     Environmental Matters . . . . . . . . . . . . . . . . . . . .      28
     Change in Accounting Standards. . . . . . . . . . . . . . . .      29
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA. . . . . . . . . . . . . . . . . . . . . . . . .      31

Item  9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES . .      31


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT. . . . . . . . . . . . . . . . . . . . . .      31

Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .      34

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . .      36




                                      (ii)

                              PART III (continued)


                                                                     Page


Item 13. CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS. . . . . . . . . . . . . . . . . . . . .    38



                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .    38

     (a)(1)  Financial Statements. . . . . . . . . . . . . . . . .    38

     (a)(2)  Financial Statement Schedules . . . . . . . . . . . .    38

     (a)(3)  Exhibits. . . . . . . . . . . . . . . . . . . . . . .    39

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    49

Consolidated Financial Statements and Notes. . . . . . . . . . . .    51

Supplementary Schedules. . . . . . . . . . . . . . . . . . . . . .    71

Report of Independent Accountants . . . . . . . . . . . . . . . . .   75


























                                      (iii)

                            GLOSSARY OF DEFINED TERMS

          The following is a glossary of frequently used abbreviations or acronyms found throughout this report:

The EUA System Companies

     Blackstone                     Blackstone Valley Electric Company
     Company                        Eastern Edison Company
     Eastern Edison                 Eastern Edison Company
     EUA                            Eastern Utilities Associates
     EUA Cogenex                    EUA Cogenex Corporation
     EUA Energy                     EUA Energy Investment Corporation
     EUA Ocean State                EUA Ocean State Corporation
     EUA Power                      EUA Power Corporation (now Great Bay Power
                                      Corporation)
     EUA Service                    EUA Service Corporation
     Montaup                        Montaup Electric Company
     Newport                        Newport Electric Corporation
     Registrant                     Eastern Edison Company
     Retail Subsidiaries            Blackstone, Eastern Edison
                                      and Newport

Non-Affiliated_Companies

     Aquidneck                      Aquidneck Power Limited Partnership
     Maine Yankee                   Maine Yankee Atomic Power Company
     OSP                            Ocean State Power Project Units 1 and 2
     Yankee Atomic                  Yankee Atomic Electric Company
     NHEC                           New Hampshire Electric Cooperative, Inc.

Regulators/Regulations

     1935 Act                       Public Utility Holding Company Act of 1935
     CERCLA                         Federal Comprehensive Environmental
                                      Response, Compensation and Liability
                                      Act of 1980 as amended by the Superfund
                                      Amendments and Reauthorization Act of
                                      1986
     Chapter 21E                    Massachusetts Oil and Hazardous Material
                                      Release Prevention and Response Act of
                                      1986
     Clean Air Act Amendments       Clean Air Act Amendments of 1990
     DEP                            Massachusetts Department of Environmental
                                      Management
     DOE                            United States Department of Energy
     Energy Act                     Energy Policy Act of 1992
     EPA                            Federal Environmental Protection Agency
     FASB                           Financial Accounting Standards Board
     FAS87                          Employers Accounting for Pensions
     FAS96                          Statement No. 96 "Accounting for Income
                                      Taxes"

                                      (iv)


                       GLOSSARY OF DEFINED TERMS (Cont'd)



Regulators/Regulations (continued)

     FAS106                         Statement No. 106 "Accounting for
                                      Post-Retirement Benefits"
     FAS107                         Statement No. 107 "Disclosures about
                                      Fair Value of Financial Instruments"
     FAS109                         Statement No. 109 "Accounting for Income
                                      Taxes"
     FAS112                         Statement No. 112 "Accounting for Post-
                                      Employment Benefits"
     FERC                           Federal Energy Regulatory Commission
     IRS                            Internal Revenue Service
     MCP                            Massachusetts Contingency Plan
     MDPU                           Massachusetts Department of Public
                                      Utilities
     NESCAUM                        Northeast States for Coordinated Air Use
                                      Management
     NHPUC                          New Hampshire Public Utilities Commission
     NRC                            Nuclear Regulatory Commission
     NWPA                           Nuclear Waste Policy Act
     OPA-90                         Oil Pollution Act of 1990
     PURPA                          Public Utility Regulatory Policies Act
                                      of 1978
     RACT                           Reasonably Available Control Technology
     RCRA                           Resource Conservation and Recovery Act of
                                    1976
     RIDEM                          Rhode Island Department of Environmental
                                      Managment
     RIPUC                          Rhode Island Public Utilities Commission
     SEC                            Securities and Exchange Commission
     SPCC                           Spill Prevention Control and
                                    Countermeasures
     TSCA                           Toxic Substances Control Act
     USCG                           United States Coast Guard

     Other

     AFUDC                          Allowance for Funds Used During
                                      Construction
     BTU                            British Thermal Unit
     C&LM                           Conservation and Load Management
     EITF                           Emerging Issues Task Force
     EMF                            Electric and Magnetic Fields
     EWG                            Exempt Wholesale Generator
     FMBs                           First Mortgage and Collateral Trust Bonds
     IPP                            Independent Power Producer
     kWh                            Kilowatthour
     Millstone Unit 3               Millstone Nuclear Power Project
                                      Generating Unit No. 3

                                       (v)


     MOU                            Memorandum of Understanding
     MW                             Megawatt
     NEPOOL                         New England Power Pool
     PCAC                           Purchase Capacity Adjustment Clause
     PCB                            Polychlorinated Biphenyls
     PRP                            Potentially Responsible Parties
     QF                             Qualifying cogeneration and small power
                                      production facilities pursuant to PURPA
     Seabrook Project               Seabrook Nuclear Power Project
     Seabrook Unit 1                Seabrook Nuclear Power Project
                                      generating Unit No. 1
     Seabrook Unit 2                Seabrook Nuclear Power Project
                                      generating Unit No. 2
     VEBA                           Voluntary Employee Benefits Association
     Yankee Rowe                    Yankee Nuclear Power Station



                                      (vi)

                                   PART I


Item 1.                              BUSINESS

General

     The Registrant, Eastern Edison Company, a retail electric utility company, is a corporation organized under the laws of the Commonwealth of Massachu setts. Eastern Edison is a wholly owned subsidiary of EUA, a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. EUA owns directly all of the shares of common stock of three operating retail electric utility companies: Eastern Edison, Blackstone, and Newport. Blackstone operates in northern Rhode Island, Eastern Edison operates in southeastern Massachusetts, and Newport operates in south coastal Rhode
Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which supplies electricity to Eastern Edison, to Blackstone, to Newport and to two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State and EUA Service. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy service and cogeneration company. EUA Energy was organized to invest in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. (See Item 2. Properties -- Power Supply.) The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA
Energy and EUA Ocean State is referred to as the EUA System.     For the three
years 1991 through 1993, electric operations accounted for 100% of Eastern Edison's total operating revenues.

     Eastern Edison supplies retail electric service in 22 cities and towns in southeastern Massachusetts. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 390 square miles and has an estimated population of approximately 445,000. At December 31, 1993, Eastern Edison served approxi mately 177,000 retail customers.

     Montaup supplies Eastern Edison with nearly 100% of its electric requirements and approximately 85% of the electric requirements of the EUA System. About 47% of the net generating capacity of the EUA System comes from a combination of the following sources: (i) wholly owned EUA System generating plants, primarily Montaup's 156 MW Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 207 MW from the 584 MW Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup or Newport have partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) in which Montaup's or Newport's share is 4.5% or less. The remaining 53% of the net generating capacity of the EUA System comes from units in which Montaup or Newport have long-term or short-term power contracts for shares ranging from 0.49% to 41.67% of the unit's capacity, including 28% of the OSP units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. On January 25, 1994, Somerset's Unit No. 5 was placed in deactivated reserve, resulting in the reduction of approximately 69 MW of Montaup's total net generating capacity. Newport intends to become an all requirements customer of Montaup when Montaup's next change in its all requirements wholesale tariff rate is approved by FERC. At that time Newport, subject to obtaining regulatory approval, if necessary, expects to lease all of its generation and a share of its transmission facilities to Montaup. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply.)

     Eastern Edison and Montaup hold valid franchises, permits and other rights which are necessary to allow these companies to conduct electric business within the territories which they serve. Such franchises, permits and other rights contain no unduly burdensome restrictions or limitations upon duration.

     Eastern Edison's electric sales are seasonal to some extent due to electricity usage for heating and lighting in the winter and air conditioning in the summer.

     Eastern Edison is not dependent on a single customer or a few customers for its electric sales.

     There is no competition from other electric utilities within the retail territories served by Eastern Edison at this time. Federal law permits, however, certain federal facilities to by-pass the local utility and purchase power directly from another utility. It is possible that in the future retail competition could be imposed by legislative or regulatory action at the federal or state level.

     At the wholesale level, Montaup faces new sources of competition primarily as a result of PURPA, the Energy Act and other policies being implemented by the MDPU relating to the solicitation of competitive proposals for new generation sources. Non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulation under the Federal Power Act as well as various other federal, state, and local regulators. However, PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a new class of non-utility power generation facilities called QFs. PURPA allows QFs to sell power generated by the QF to local utilities at specified rates based on each utilities' avoided cost. In order to further promote competition in energy supply, the Energy Act established a new class of non-utility generators called exempt wholesale generators, generally referred to as EWGs, which are exempt from the 1935 Act. As a complement to the federal initiatives, the MDPU and RIPUC have implemented regulations which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states have also approved a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process of the EUA Companies. Montaup will face increased competition in the wholesale generating market, primarily based on price, from QFs, IPPs and EWGs and in the future could be affected by such competition supplying generation to its customers. Several states have begun discussions on retail wheeling (the transmission of power from one utility for sale by that system to the retail customer of a different system). In Massachusetts two House Bills dealing with retail wheeling were introduced in the legislature. Neither bill was enacted. Therefore, no directives on retail wheeling are expected in Massachusetts in the near future.

     All of the transmission facilities within the EUA System are inter connected with the NEPOOL transmission grid. Montaup and Eastern Edison are members of NEPOOL, which is open to all investor-owned, municipal and cooperative electric utilities in New England that are connected to the New England power grid. NEPOOL provides for coordinated planning of future facilities as well as operation of nearly 100% of existing generating capacity in New England and of related transmission facilities essentially as if they were one system. The NEPOOL agreement imposes obligations concerning generating capacity reserve and the right to use major transmission lines, and provides for central dispatch of the generating capacity of NEPOOL's members with the objective of achieving economical use of the region's facilities. Pursuant to the NEPOOL agreement, interchange sales to NEPOOL are made at a price approximately equal to the fuel cost for generation without contribution to the support of fixed charges. The capacity responsibilities of Montaup and Eastern Edison under the NEPOOL agreement are based on an allocated share of a New England capacity requirement which is determined for each period on the basis of certain regional reliability criteria. Because of their participation in NEPOOL, Montaup's and Eastern Edison's operating revenues and costs are affected to some extent by the operations of other members.

     As of December 31, 1993, Eastern Edison and Montaup had 483 regular employees. Relations with employees are considered to be satisfactory. Labor bargaining unit contracts covering approximately 194 employees of Eastern Edison in the Fall River area and of Montaup expire in June 1995 and March 1996, respectively. Approximately 30 of the 140 employees at Montaup's Somerset Station may be impacted by the deactivation of Unit No. 5, announced in January 1994. (See Item 2. PROPERTIES--Power Supply.)

Construction Program

     Construction expenditures of Eastern Edison and Montaup for 1994, 1995 and 1996, as set forth below, are estimated to total $100.5 million (including AFUDC of approximately $4.7 million estimated environmental expenditures and nuclear fuel costs, where applicable). These projections do not include expenditures for compliance with oxides of nitrogen emissions standards promulgated under Clean Air Act Amendments for certain units in which Montaup has a joint ownership interest.

     Construction expenditures for the year ended December 31, 1993 were approximately $23.3 million (including AFUDC of approximately $675,000).


                              CONSTRUCTION PROGRAM
                             (Dollars in Thousands)

                    1994              1995              1996               3-Yr. Total
              ----------------  ----------------  ----------------  --------------------------
              Eastern           Eastern           Eastern           Eastern
              Edison   Montaup  Edison   Montaup  Edison   Montaup  Edison  Montaup  Combined

Generation    $        $21,173  $        $15,502  $        $20,809  $       $57,484 $ 57,484
Transmission      247    3,577      202    1,586       73      211      522   5,374    5,896
Distribution   12,297            12,379            12,035            36,711           36,711
General            47       56               213               127       47     396      443
              ------- -------- --------  ------- --------  -------  ------- ------- --------
Total         $12,591  $24,806  $12,581  $17,301  $12,108  $21,147  $37,280 $63,254 $100,534
              =======  =======  =======  =======  =======  =======  =======  ======= ========

Fuel for Generation

     For 1993, Montaup's sources of energy, by fuel type, were as follows: 35% nuclear, 29.9% oil 23.6% gas, 5.8% coal, and 5.7% other. During 1993, Montaup had an average inventory of 87,108 tons of coal for its steam generating units at the Somerset Station, the equivalent of 62 days' supply (based on average daily output at 80% capacity factor for the coal units (see Item 2. PROPERTIES-- Power Supply). The cost of coal averaged about $46.14 per ton in 1993 which is equivalent to oil at $11.18 per barrel. Montaup intends to solicit bids from various suppliers of low sulfur content coal during the last three quarters of 1994. The 1993 year-end inventory of approximately 95,000 tons of high sulfur content coal will be reduced in order to facilitate the necessary changeover to all low sulfur content coal by December 31, 1994. Montaup also maintained an average inventory of jet oil of 3,397 barrels at an average cost per barrel of $26.28 during 1993 for its two peaking units at the Somerset Station.

     Canal Electric Company (Canal), on behalf of itself, Montaup and others has contracts with two suppliers for up to 100% of the fuel-oil requirements of Canal Unit Nos. 1 and 2 for the period ending April 30, 1995. The contracts permit up to 20% of fuel oil purchases in the spot market. For 1993, the cost of oil per barrel at Canal averaged $13.78. Canal and Montaup have entered into agreements with Algonquin Gas Transmission Company (Algonquin) for Algonquin to provide gas transmission facilities and services to the Canal facilities. The agreements are subject to (i) Algonquin obtaining the appropriate permits and authorization to construct and operate the transmission facilities and (ii) Canal and Montaup receiving the necessary permits and authorizations to construct natural gas fired electric generation equipment and the facilities to receive natural gas.


     Montaup's costs of fossil and nuclear fuels for the years 1991 through 1993, together with the weighted average cost of all fuels, are set forth below:

                                      ___________Mills*_per_kWh__________
                                      1993           1992            1991
       Nuclear   . . . . . . . . .     7.5            7.7             8.7
       Coal      . . . . . . . . .    24.1           21.2            21.4
       Oil       . . . . . . . . .    25.5           26.0            18.9
       Gas       . . . . . . . . .    15.1           13.0            16.2
       All fuels . . . . . . . . .    15.5           14.8            15.7

      *One Mill is 1/10 of one cent

     The rate schedules of Eastern Edison and Montaup are designed to pass on to customers the increases and decreases in fuel costs and the cost of purchased power, subject to review and approval by appropriate regulatory authorities (see Rates below).

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such wastes and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage or disposal by the year 2010. However, the NRC, which must license the site, stated only that a repository will become available by the year 2025. Montaup owns a 4.01% interest in Millstone Unit 3 and a 2.9% interest in Seabrook Unit 1. Northeast Utilities, the operator of the units, indicates that Millstone Unit 3 has sufficient on-site storage facilities to accommodate high-level wastes and spent fuel for the projected life of the units. Only minimal capital expenditures are projected for the foreseeable future. Similarly, at the Seabrook Project, there is on-site storage capacity which, with minimal capital expenditures, should be sufficient for twenty years or until the year 2010. No near-term capital expenditures are anticipated to accommodate an increase in storage requirements after 2010. The Energy Act requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments will be calculated based on the utilities' prior use of the government facilities. These special assessments have been levied by the DOE starting in September 1993 and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis.

Nuclear Power Issues

General:

     Nuclear generating facilities, including those in service in which Montaup participates, as shown in the table under Item 2. PROPERTIES -- Power Supply, are subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters (see Yankee Atomic below).

     The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems, and other aspects of nuclear plant construction, equipment and operation. These requirements have caused modifications to be made at some of the nuclear units in which Montaup has an interest. Montaup has been affected, to the extent of its proportionate share, by the costs of such modifications.

     Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been cancelled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction defects and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste. In the event of cancellation or shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners' investment at the time of cancellation.

     The continuing public controversy concerning nuclear power could affect the operating units in which Montaup has an interest. While management cannot predict the ultimate effect of such controversy, it is possible that it could result in the premature shutdown of one or more of the units (see Yankee Atomic below).

     The Price-Anderson Act provides, among other things, that the liability for damages resulting from a nuclear incident would not exceed an amount which at present is about $9.2 billion. Under the Price-Anderson Act, prior to operation of a nuclear reactor, the licensee is required to insure against this exposure by purchasing the maximum amount of liability insurance available from private sources (currently $200 million) and to maintain the insurance available under a mandatory industry-wide retrospective rating program. Should an individual licensee's liability for an incident exceed $200 million, the difference between such liability and the overall maximum liability, currently about $9.2 billion, will be made up by the retrospective rating program. Under such a program, each owner of an operating nuclear facility may be assessed a retrospective premium of up to a limit of $79.3 million (which shall be adjusted for inflation at least every five years) for each reactor owned in the event of any one nuclear incident occurring at any reactor in the United States, with provision for payment of such assessment to be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. With respect to operating nuclear facilities of which it is a part owner or from which it contracts (on terms reflecting such liability) to purchase power, Montaup would be obligated to pay its proportionate share of any such assessment.

     Joint owners of nuclear projects are also subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On February 28, 1991, EUA Power (now known as Great Bay Power Corporation), a 12.13% owner of the Seabrook Project in which Montaup has a 2.9% ownership interest, filed for protection under Chapter 11 of the federal Bankruptcy Code. The Great Bay Power Corporation Plan of Reorganization was confirmed by the Bankruptcy Court on March 5, 1993. On February 2, 1994, the Official Bondholders Committee of Great Bay Power Corporation announced that it accepted a plan of reorganization financing proposal from Omega Advisers, Inc. which provided for a $35 million equity investment in exchange for 60% of the equity of the reorganized Great Bay Power Corporation. Implementation of the Omega proposal will require modification of the plan of reorganization and approval from the Bankruptcy Court, the NRC, FERC and the NHPUC. Under the plan, as modified, the bondholders will receive 40% of the equity in the reorganized Great Bay Power Corporation in exchange for their bondholder claims.

     On May 6, 1991, the New Hampshire Electric Cooperative, Inc. (NHEC), a 2.2% owner of the Seabrook Project, announced that it had filed for Chapter 11 bankruptcy protection. A reorganization plan, filed by the NHEC with the Bankruptcy Court in September, 1991 and revised on January 14, 1992 was approved by the Bankruptcy Court in March 1992 and approved by the NHPUC on October 5, 1992. All appeals of the NHPUC order approving the reorganization plan have been resolved in NHEC's favor and the effective date of the plan occurred on December 1, 1993.

Decommissioning:

     Each of the three operating nuclear generating companies in which Montaup has an equity ownership interest (see Item 2. PROPERTIES -- Power Supply) has developed its estimate of the cost of decommissioning its unit and has received the approval of FERC to include charges for the estimated costs of decommissioning its unit in the cost of energy which it sells. From time to time, these companies re-estimate the cost of decommissioning and apply to FERC for increased rates in response to increased decommissioning costs. Maine Yankee has filed a decommissioning financing plan under a Maine statute which requires the establishment of a decommissioning trust fund. That statute also provides that if the trust has insufficient funds to decommission the plant, the licensee (Maine Yankee) is responsible for the deficiency and, if the licensee is unable to provide the entire amount, the "owners" of the licensee are jointly and severally responsible for the remainder. The definition of "owner" under the statute includes Montaup and may include companies affiliated with Montaup. The applicability and effect of this statute cannot be determined at this time. Montaup would seek to recover through its rates any payments that might be required (see Yankee Atomic below).

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $15.1 million in 1993 dollars, and Seabrook Unit 1 is $10.6 million in 1993 dollars. These figures are based on studies performed for the lead owners of the plants. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

Yankee Atomic:

     On February 26, 1992, Yankee Atomic announced that it would permanently cease power operation of Yankee Rowe and began preparing for an orderly decommissioning of the facility. Montaup has a 7.8 MW entitlement from the plant and has a 4.5% equity ownership in Yankee Atomic with a book value of approximately $1.1 million at December 31, 1993. Under the terms of its purchased power contract with the facility, Montaup must pay its proportionate share of unrecovered costs and expenses incurred after the plant is retired. In December 1992, Yankee Atomic received FERC authorization to recover essentially all costs related to the decommissioning of the plant.

Seabrook Unit 2:

     Montaup also has 2.9% ownership interest in Seabrook Unit 2. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been cancelled in 1984, voted to dispose of Seabrook Unit 2. Plans regarding disposition of Seabrook Unit 2 are now under consideration, but have not been finalized and approved. Montaup is unable, therefore, to estimate the costs for which it would be responsible in connection with the disposition of Seabrook Unit 2. Monthly charges are required to be paid by Montaup with respect to Seabrook Unit 2 in order to preserve and protect its components and various warranties. Montaup recovered its investment in Seabrook Unit 2 under a FERC approved rate case settlement. As of December 31, 1993, Montaup had fully amortized its investment in Seabrook Unit 2.

Public Utility Regulation

     Eastern Edison and Montaup are subject to regulation by the MDPU with respect to the issuance of securities, the form of accounts, and in the case of Eastern Edison, rates to be charged, services to be provided and other matters. Montaup, by reason of its ownership of fractional interests in certain facilities located in other states, is subject to limited regulation in those states.

     The EUA System is subject to the jurisdiction of the SEC under the 1935 Act by virtue of which the SEC has certain powers of regulation, including jurisdiction over the issuance of securities, changes in the terms of outstanding securities, acquisition or sale of securities or utility assets or other interests in any business, intercompany loans and other intercompany transactions, payment of dividends under certain circumstances, and related matters. Eastern Edison is a holding company under the 1935 Act by reason of its ownership of securities of Montaup. As a subsidiary of EUA, a registered holding company, Eastern Edison is exempted from registering as a holding company by complying with the applicable rules thereunder.

     Eastern Edison and Montaup are also subject to the jurisdiction of FERC under Parts II and III of the Federal Power Act. That jurisdiction includes, among other things, rates for sales for resale, interconnection of certain facilities, accounts, service, and property records.

     The MDPU and RIPUC have approved a Memorandum of Understanding (MOU) with Eastern Edison, Blackstone, Newport and Montaup. The MOU establishes a framework for a coordinated, regional review of the resource planning and procurement process of those companies. It is based on the assumption that resource planning and procurement by a regional electric company may be implemented more effectively under a coordinated, consensual review process involving the EUA Retail companies and the state public utility commissions to which the EUA retail companies are subject. Pursuant to the terms of the MOU, at least every two years Montaup and each EUA Retail subsidiary will file a integrated resource plan concurrently with the MDPU and RIPUC. The MOU outlines a mechanism and a timetable by which the reviews by the two commissions will be coordinated and any inconsistencies among the decisions by the state commissions will be resolved.

     In conjunction with its approval of the MOU, the MDPU granted Eastern Edison and Montaup an exemption from the MDPU's Integrated Resource Management regulations, but required them to plan, solicit and procure additional resources according to newly promulgated regional Integrated Regional Planning procedures consistent with the MOU.

     Implementation of the MOU is not expected to have a material affect on the Company.

     See Rates with respect to regulation of rates charged to customers. See Environmental Regulation. See Fuel for Generation with respect to the disposal of spent nuclear fuel. See Environmental Regulation of Nuclear Power and see Nuclear Power Issues with respect to regulation of nuclear facilities by NRC. See also Energy Policy.

Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by Eastern Edison are subject to approval by and are on file with the MDPU. For the twelve months ended December 31, 1993, 83% of Eastern Edison's consolidated revenues were subject to the jurisdiction of FERC, and 17% to the MDPU.

     Recent general rate increases for Montaup and Eastern Edison are as follows (thousands of dollars):

                      Applied for      Implemented(1)              Effective(2)

                                                                            Return on
                   Annual              Annual             Annual             Common
                   Revenue    Date     Revenue    Date    Revenue    Date    Equity %

Federal
  - Montaup
    M-12           20,500      3/5/90   20,500    8/19/90  20,000   1/23/91   12.00
    M-13           10,500      3/6/91   10,500    5/7/91    8,100   12/3/91   11.72(4)

Massachusetts
  - Eastern Edison
    MDPU 92-148    14,927(3)   6/15/92                      8,100   1/12/93   11.50(4)



___________________
Notes:
     (1)  Montaup's rate increases were implemented on a subject to refund basis.
     (2)  Per final FERC order or settlement agreement.
     (3)  Reduced from $16,401 as originally filed.
     (4)  Rate used for AFUDC calculation purposes.  Settlement contains no specific finding on allowed common equity return.  Rates approved for consumption of electricity on or after January 1, 1993.

FERC Proceedings:

     On March 5, 1990, Montaup filed its M-12 rate request based on a forward-looking test year beginning May 1, 1990. The requested annual increase of $20.5 million primarily reflected the increased operation and maintenance expenses and full rate base treatment of Seabrook Unit 1. The application included a request to add approximately $124.4 million of Seabrook Unit 1 construction costs to Montaup's rate base in addition to the $74.6 million of Seabrook Unit 1 construction work in progress previously allowed in rate base.
The annual increase also included $7.0 million for the implementation of conservation and load management programs in the service territories of Montaup's affiliated companies. On April 25, 1990, FERC authorized the implementation of the rate increase, subject to refund, effective with the commercial operation of Seabrook Unit 1. On May 22, 1990, a FERC administrative law judge issued an order to separate the M-12 request into two phases. Phase I was to address all cost of service issues other than Seabrook
Unit 1 prudency concerns, and Phase II would address the Seabrook Unit 1 prudency issues. On August 19, 1990, commercial operation of Seabrook Unit 1 was declared and the M-12 rate was made effective, subject to refund. On
October 22, 1990, Montaup filed a settlement agreement with FERC with respect to Phase I, reducing the originally filed rate by $500,000. The Phase I settlement agreement was approved by the FERC on January 23, 1991.

     On December 6, 1991, the FERC administrative law judge presiding over Phase II of Montaup's M-12 rate case proceeding issued an initial decision finding that Montaup had been prudent in its oversight of its Seabrook Unit 1 investment with respect to emergency planning and recommended no prudency disallowance. Exceptions to the initial decision were filed by the intervening parties. The Commission's Order with respect to Phase II was issued on August
4, 1992 and affirmed the FERC administrative law judge's initial decision, thus allowing Montaup to recover and earn a return on its full investment in Seabrook Unit 1 through rates.

     On December 3, 1991, FERC approved a settlement agreement between Montaup and the intervenors in Montaup's March 1991 wholesale rate increase request
(M-13). Montaup had filed for an annual increase of $10.5 million and FERC allowed implementation of the new rate commencing May 7, 1991 subject to refund pending final adjudication. The approved settlement agreement called for an annual increase of $8.1 million. Montaup refunded the difference collected to its wholesale electric utility customers in December 1991 billings.

     After the acquisition of Newport, Montaup and Newport had instituted a 90/10 allocation of the energy savings which the two companies realize through their treatment as a single entity in NEPOOL in recognition of the difference in the size of each company. On December 20, 1991, after discussions with the staff of FERC and in compliance with their position, Montaup and Newport filed with FERC an application to have a proposed 50/50 allocation of their energy savings approved. Protests and motions to intervene opposing the filing and seeking a larger allocation of the savings to Montaup were filed with the FERC in January 1992 by the MDPU, the Attorney General of Massachusetts and Montaup's non-affiliated customers. On May 19, 1992 FERC approved the 50/50 allocation method as appropriate and accepted the revised energy savings agreement for filing. However, the agreement incorrectly defined the calculations necessary to compute a shared savings rate. Montaup and Newport were directed to file a revised shared savings formula. On June 1, 1992
Montaup and Newport filed a rate schedule revision and Montaup M-Rate fuel clause revisions in compliance with the FERC's order.

     On December 17, 1992, FERC issued a Statement of Policy regarding the recovery through rates of the cost of post-employment benefits other than pensions (PBOP), as a result of FAS106 issued to address accounting procedures for these costs. The Commission's policy recognizes allowances for prudently incurred costs of such benefits of company employees when determined on an accrual basis that are consistent with the accounting principles set forth in FAS106. Furthermore, companies must agree to make cash deposits to an irrevocable external trust fund equal to the annual test period allowance for the cost of such benefits and they must maximize the use of income tax deductions for contributions to the trust fund. If tax deductions are not available for some portion of currently funded amounts, deferred income tax accounting must be followed for the tax effects of such transactions.

     Within three years of their adoption of FAS106, FERC regulated companies must also file a general rate change and seek inclusion of these costs in their rates. Companies may defer the jurisdictional portion of the difference between the costs determined pursuant to accounting principles previously followed and FAS106 accruals from the time they adopt FAS106 until they file the general rate case described above. Montaup deferred its incremental FAS106 expenses of approximately $1.4 million in 1993 and will file with the FERC a request for recovery of such amounts in its 1994 rate application.

     On March 21, 1994 Montaup filed a rate application with the FERC to reduce annual revenues by $10.1 million. This request is intended to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application also includes a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992. Also incorporated in this filing is a request to make
Newport an all requirements customer of Montaup. Currently Newport purchases approximately 47% of its power requirements from suppliers other than Montaup.
If approved Montaup would assume all purchased power contracts of Newport and subsequently provide Newport with 100% of its power needs. FERC can approve
Montaup's requested reduction to take effect as early as May 21, 1994 pending final adjudication and approval. A final decision on this application is expected during second half of 1994.

Massachusetts Proceedings:

     On December 31, 1992, the MDPU issued its order in response to a $14.9 million (reduced from $16.4 million, as originally filed) rate increase request of Eastern Edison. The $8.1 million rate relief granted represented 49% of Eastern Edison's original rate request filed on June 15, 1992 based on a 1991 test year. The new rates filed in compliance with the order became effective for sales subsequent to January 1, 1993.

     In authorizing the increase, the MDPU accepted a settlement proposal offered jointly by Eastern Edison and the Massachusetts Attorney General, the sole intervenor. The settlement stipulated the total revenue requirement which included an amortization of Hurricane Bob costs over a five-year period without a return on the unamortized amount. The settlement also reflects the recovery of the full tax deductible amount of post-retirement benefits other than pensions (FAS106 expenses), without any phasing-in of the increase over the current ("pay-as-you-go") level. All FAS106 amounts recovered are required to be placed in trusts permitted by the IRS which will maximize tax deductibility and provide tax-free benefits to retirees. The depreciation rate and the common equity component of AFUDC were also specified. The composite rate for the depreciation calculation was set at 4.13%, up slightly from the 4.07% previously authorized. Solely for the purpose of calculating AFUDC, the common equity return component was set at 11.5%.

     In a recently decided rate case, the MDPU put all companies on notice that it expects them..."to consider mergers or acquisitions in order to further optimize least-cost planning efforts and better fulfill their obligations to serve." Thereafter, the MDPU instituted an investigation, which is now underway, for the purpose of establishing, among other things, guidelines and standards for acquisitions and mergers of utilities and evaluating proposals regarding the recovery of costs associated with such activities. It is not possible to predict what effects, if any, the MDPU proceeding will have on the Eastern Edison.

Environmental Regulation

General:

     Eastern Edison and Montaup and other companies owning generating units from which power is obtained are subject, like other electric utilities, to environmental and land use regulations at the federal, state and local levels.
The EPA, and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith including the ability to require installation of pollution control devices and remedial actions.

     Federal, Massachusetts and Rhode Island legislation requires consideration of reports evaluating environmental impact as a prerequisite to the granting of various permits and licenses with a view of limiting such impact. Federal, Massachusetts and Rhode Island air quality regulations also require that plans
(including procedures for operation and maintenance) for construction or modification of fossil fuel generating facilities receive prior approval from the DEP or RIDEM. In addition, in Massachusetts, certain electric generation and transmission facilities will be permitted to be built only if they are consistent with a long-range forecast filed by the utility concerned and approved by the Massachusetts Energy Facilities Siting Board.

     Montaup, its affiliates and non-affiliates with which it has power supply arrangements and are required to pay a share of the costs, are also subject, like other electric utilities, to regulation with regard to zoning, land use and similar controls by various state and local authorities.

     The EPA and state and local authorities may, after appropriate proceedings, require modification of generating facilities for which construction permits or operating licenses have already been issued, or impose new conditions on such permits or licenses, and may require that the operation of a generating unit cease or that its level of operation be temporarily or permanently reduced. Such action may result in increases in capital costs and operating costs which may be substantial in delays or cancellation of construction of planned facilities, or in modification or termination of operations of existing facilities.

     Other activities of Eastern Edison and Montaup from time to time are subject to the jurisdiction of various other local, state and federal regulatory agencies. It is not possible to predict with certainty what effects the above described statutes and regulations will have on Eastern Edison and Montaup.

     The EPA has issued regulations relating to the generation, transportation, storage and disposal of certain wastes under the RCRA in Massachusetts, the requirements are implemented and enforced by the DEP.

     There is an extensive body of federal and state statutes governing environmental matters, including CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, and, at the state level, Chapter 21E, which permit, among other things, federal and state authorities to initiate legal action providing for liability, compensation, cleanup, and emergency response to the release or threatened release of hazardous substances into the environment and for the cleanup of inactive hazardous waste disposal sites which constitute substantial hazards. Under CERCLA and Chapter 21E, joint and several liability for cleanup costs may be imposed on, among others, the owners or operators of a facility where hazardous substances were disposed, the party who generated the substances, or any party who arranged for the disposition or transport of the substances. Due to the nature of the business of Montaup and Eastern Edison, certain materials are generated that may be classified as hazardous under CERCLA and Chapter 21E. As a rule, Montaup and Eastern Edison employ licensed contractors to dispose of such materials (see Item 3, LEGAL
PROCEEDINGS -- Environmental Proceedings.

     The EPA, pursuant to TSCA, regulates the use, storage, and disposal of PCBs. Because Eastern Edison and Montaup own and use some electrical transformers containing PCBs, they are subject to EPA regulation under TSCA.
The Company is in the process of phasing out its use of transformers which contain PCBs.

Electric and Magnetic Fields:

     A number of scientific studies in the past several years have examined the possibility of health effects from EMF that are found wherever there is electricity. While some of the studies have indicated some association between exposure to EMF and health effects, many of the others have indicated no direct association. The research to date has not conclusively established a direct causal relationship between EMF exposure and human health. Additional studies, which are intended to provide a better understanding of EMF, are continuing.

     Some states where Eastern Edison and Montaup do not operate have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 KV or more. Various bills are pending in the Massachusetts legislature that would require certain disclosures about the potential health effects of EMF.
Management cannot predict the impact, if any, which legislation or other developments concerning EMF may have on Eastern Edison or Montaup.

Water Regulation:

     The objective of the Federal Water Pollution Control Act is to restore and maintain the chemical, physical, and biological integrity of the nation's navigable waters. The elimination of pollutant discharges (including heat) into navigable waters is one goal aimed at achieving this objective. Another step mandated by Federal Water Pollution Control Act was the creation of a rigorous permit program. All water discharge permits for plants in Massachusetts, including those for the Somerset and Canal plants, are issued jointly by the EPA and DEP. These same agencies also regulate certain industrial storm water discharges.

     Under the Federal Water Pollution Control Act, the Massachusetts Wetland
Protection Act, and the Rhode Island Wetland Act, standards have been established to control the dredging and filling of wetlands. The EPA's Army
Corps of Engineers, RIDEM, CRMC and the DEP are pursuing a non-degradation (no loss) policy for wetlands.

     Under the Massachusetts Water Management Act, the DEP is responsible for promulgating regulations relating to water usage and conservation.

     Most of the generating units from which Montaup obtains power operate under permits which limit their effluent discharges into water and which require monitoring and, in some instances, biological studies and toxicity testing of the impact of the discharges. Such permits are issued for a period of not more than five years, at the expiration of which renewal must be sought. The permit for the Somerset Plant must be renewed by August 30, 1994.

     The Oil Pollution Act of 1990 (OPA-90) was passed after several major oil spills occurred in waters of the United States. The primary intent of this legislation is to mandate strong contingency plans to prevent releases of oil and to require that sufficient resources are in place and ready to respond to any release. EPA, USCG, RIDEM, and DEP have a number of other rules in place, such as EPA's SPCC regulations, which are designed to minimize the release of oil and other substances to navigable waters and the environment.

Air Regulation:

     All fossil fuel plants from which Montaup obtains power operate under permits which limit their emissions into the air and require monitoring of the emissions. Air quality requirements adopted by state authorities in Massachusetts pursuant to the Clean Air Act impose limitations with respect to pollutants such as sulfur dioxide, oxides of nitrogen and particulate matter.
Montaup's Somerset Station currently is permitted to burn coal which results in sulfur dioxide emissions not in excess of 2.42 pounds per million BTU heat release potential (approximately 1.5% sulfur content coal). The Canal Station
Unit 2 is permitted to burn fuel oil which results in sulfur dioxide emissions not in excess of 2.42 pounds per million BTU heat release potential
(approximately 2.2% sulfur content fuel oil) when operating at 450 MW or above and 1% sulfur content fuel oil when operating at less than 450 MW.

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. Congress passed amendments to the new Clean Air Act in 1990 which created regulatory programs and generally updated and strengthened air pollution control laws. These amendments will expand the regulatory role of the EPA regarding emissions from electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a 2-phase utility power plant pollution control program to reduce emissions of sulfur dioxide and oxides of nitrogen. The first phase begins in 1995 and affects 261 large units in 21 eastern and midwestern states. Phase
II, which begins in the year 2000, tightens the emission limits imposed on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline by the end of 1999. The control program establishes a national cap of 8.95 million tons per year for sulfur dioxide emissions. This reflects a reduction of about 10 million tons per year.
Beginning in the year 2000, EPA will issue 8.95 million sulfur dioxide allowances to utilities annually. The sulfur allowance program will not affect
Montaup's Somerset Station until January 1, 2000.

     Massachusetts DEP regulations establish a statewide cap on sulfur dioxide emissions and require Montaup's facilities to meet an average emission rate of
1.21 pounds of sulfur dioxide per million BTU of fuel input by the end of 1994. Under federal standards, Montaup would not be required to meet this sulfur dioxide emission level until the year 2000 as a result of Title IV of the Clean Air Act. However, Massachusetts DEP regulations require compliance five years earlier. As required by state regulations, Montaup submitted and received approval of a plan detailing how it would meet the 1995 sulfur dioxide standard. Montaup intends to achieve compliance by substituting lower sulfur content fuels. Tests at Montaup's Somerset Station indicate that Unit #6 will be able to utilize lower sulfur content coal than is already being burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit #5 of the Somerset
Station and has placed it in deactivated reserve (see Item 2. PROPERTIES).

     Other provisions of the Clean Air Act Amendments will likely impact
Montaup by 1995. Title I of the Act sets a strategy for states to move toward attaining national air quality standards, with the emphasis on meeting the ozone standard. Ozone relates directly to the nation's smog problem. Oxides of nitrogen are one of the precursors of ozone formation. Title I requires additional controls on industrial sources of Oxides of nitrogen including utility power plants. The Act creates the Northeast Ozone Transport Region, covering the area from Virginia to Maine, including Massachusetts and Rhode
Island. Areas within the transport region will become subject to enhanced controls on oxides of nitrogen emissions.

     In April 1992, NESCAUM, an environmental advisory group for eight
Northeast states including Massachusetts and Rhode Island issued recommendations for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act
Amendments. The NESCAUM recommendations are more restrictive than EPA's requirements. Massachusetts has issued new regulations to implement oxides of nitrogen reduction requirements. The DEP has amended its regulations to require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of oxides of nitrogen. Rhode Island has not yet issued regulations to implement oxides of nitrogen reduction requirements. Montaup is in the process of reviewing compliance strategies and of providing input to Massachusetts environmental regulators. Any compliance strategy may require the implementation of additional pollution control technology as early as 1995. Montaup would seek recovery of pollution control expenditures through rates.

     Title V of the Clean Air Act Amendments provide EPA with broad new permitting authority by 1995, with the goal of having states issue federally enforceable operating permits which will outline limits and conditions necessary to comply with all applicable air requirements. The Act's permitting program will be phased in over the next several years. Although individual sources will be required to pay fees to the various states which will administer the program, the impact of these requirements is not expected to have a material financial impact on Eastern Edison or Montaup.

Environmental Regulation of Nuclear Power

     The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities. For example, the NRC requires licensed facilities to develop plans to respond to unexpected developments.

     In some environmental areas the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the Clean Air Act Amendments which apply to NRC-licensed facilities. The effective date for the new radionuclide standards has been stayed as to nuclear generating units. The EPA has also promulgated environmental radiation protection standards for nuclear power plants which regulate the doses of radiation received by the general public.

     The NWPA provides for development by the federal government of facilities for the disposal or permanent storage of civilian nuclear waste. For further details about NWPA see Item 1. BUSINESS -- Fuel for Generation. The NRC has also promulgated regulations regarding the disposal of nuclear waste materials designed to protect the public from radiological dangers.

     Environmental regulation of nuclear facilities in which Montaup has an interest or from which they purchase power may result in significant increases in capital and operating costs, in delays or cancellation of construction of planned improvements, or in modification or termination of existing facilities.


Energy Policy

     The Energy Act deals with many aspects of national energy policy and includes important changes for electric utilities and registered holding companies. Eastern Edison and its generating subsidiary, Montaup, as subsidiaries of EUA, a public utility holding company, cannot predict the impact that the Energy Act and the rules and regulations which will be promulgated by various regulatory agencies pursuant to the Energy Act will have on Eastern Edison. Certain provisions of the Energy Act will increase competition in the generation of electricity, while other provisions will open up new investment opportunities for registered holding companies. Certain provisions of the Energy Act are intended to encourage conservation of electricity while other provisions may create additional demand for electricity.

     The Energy Act encourages investments in certain types of energy conversion and energy efficient equipment and requires the federal government to undertake major new conservation projects. On the other hand, by encouraging the development of electric motor vehicles, the Energy Act may create additional demand for electricity.

     One of the more significant provisions of the Energy Act creates a new class of generation companies exempt from the 1935 Act, which sell exclusively at wholesale, called exempt wholesale generators or EWGs. The Energy Act also grants FERC new authority to mandate transmission access for QFs, EWGs and traditional utilities. The Energy Act reduces the restrictions on certain types of investments by registered holding companies including investments in EWGs, investments in foreign utilities which do not operate in the United
States and investments in certain types of QFs which were previously limited to the holding company's service territories or areas closely interconnected with those service territories. Pursuant to certain provisions of the Energy Act, the SEC has promulgated regulations to minimize the risks of investments in EWGs by registered holding companies and their utility subsidiaries.
Regulations regarding investments in foreign utilities are also required under the Energy Act but have not yet been promulgated by the SEC.

     The Energy Act prevents an EWG directly or indirectly owned by a registered holding company from entering into a power contract with a utility affiliate of the holding company without the approval of each state commission having jurisdiction over the rates of the utility affiliate.

     It is also not possible to predict the timing or content of future energy policy legislation and the significance of such legislation to Eastern Edison.
Various issues not addressed by the 1992 Energy Act, including regional planning and transmission arrangements, could be addressed in future legislation.


Item 2.                               PROPERTIES

P1ower Supply

     Montaup supplies Eastern Edison with nearly 100% of its electric requirements and approximately 85% of the electric requirements of the EUA
System. In 1993 the EUA System's wholly owned generating units referred to in the following table below consisted of Montaup's jet-fueled peaking units
(Somerset Jet 1 and Jet 2) and Somerset Unit 6 which was converted from oil to coal burning in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Jepson in Jamestown and Eldred in Portsmouth) which supplied the EUA System with 8 MW and 8.25 MW, respectively.
With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economical to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and potentially prolonged outages of a generating unit. Under the Eastern Edison/Request for Proposal process, Montaup negotiated a purchase power contract with Meridian Middleboro
Corporation for approximately 44 MW of capacity. The proposed facility will be a combined cycle unit. Its primary source of fuel will be natural gas and secondary source of fuel will be No. 2 fuel oil. The contract is estimated to be in effect at the beginning of the year 2001.

     On January 25, 1994, the generating Unit No. 5 at Somerset Station was placed in deactivated reserve. The 69 MW, 42 year old unit had been out of service for 5 months because of mechanical problems. An assessment of the cost and feasibility of repairing and refurbishing the unit to meet reliability standards and Clean Air Act Amendments regulations concluded that rebuilding the unit would not be economical. Current forecasts indicate that with a combination of company owned generation, current long-term purchased power contracts, expected short-term power opportunities, and Montaup's C&LM programs, no additional capacity requirements will be needed through the year
1999.

     In 1993, Montaup recovered through rates approximately $13.5 million for its C&LM programs. C&LM is designed to (i) decrease existing energy demand and
(ii) offset future load growth through conservation incentives, thereby minimizing future need for large capital investment in generating facilities.

     The peak EUA System demand experienced in 1993 was approximately 854 MW on August 27, 1993. The all time EUA System peak demand experienced to date was approximately 879 MW, experienced on July 19, 1991.

                                                            EUA SYSTEM CAPABILITY
                                           GENERATING UNITS IN SERVICE AS OF DECEMBER 31, 1993

                                                                          GROSS      WINTER MAX      GROSS                 NET
   IN                                                                     SYSTEM      CLAIMED       SYSTEM      UNIT     SYSTEM
SERVICE                                                                   SHARE      CAPABILITY      SHARE     SALES      SHARE
  DATE       UNIT NAME          FUEL TYPE      OWNER/OPERATOR             %           MW              MW         MW         MW

100% OWNERSHIP:
   1951      SOMERSET 1         COAL           MONTAUP ELECTRIC CO.       100.00        68.93       68.93      0.00       68.93
   1959      SOMERSET 6         COAL           MONTAUP ELECTRIC CO.       100.00       107.00      107.00      0.00      107.00
   1970      SOMERSET J1        JET OIL        MONTAUP ELECTRIC CO.       100.00        25.50       25.50      0.00       25.50
   1971      SOMERSET J2        JET OIL        MONTAUP ELECTRIC CO.       100.00        23.00       23.00      0.00       23.00
   1985      PAWTUCKET HYDRO    HYDRO          BLACKSTONE VALLEY ELEC.    100.00         1.24        1.24      0.00        1.24
   1961      JEPSON             DIESEL         NEWPORT ELECTRIC CORP.     100.00         8.00        8.00      0.00        8.00
   1978      ELDRED             DIESEL         NEWPORT ELECTRIC CORP.     100.00         8.25        8.25      0.00        8.25

                                                                      SUBTOTAL:                       242      0.00      241.92

JOINT OWNERSHIP:
   1976      CANAL 2            NO. 6 OIL      CANAL ELECTRIC COMPANY      50.00        584.00      292.00      85.00     207.00
   1978      WYMAN 4 (YAR 4)    NO. 6 OIL      CENTRAL MAINE POWER CO.      2.63  (1)   619.25       16.28      0.00       16.28
   1986      MILLSTONE 3        NUCLEAR        NORTHEAST UTILITIES          4.01       1148.70       46.05      0.00       46.05
   1990      SEABROOK           NUCLEAR        NORTH ATLANTIC ENERGY CORP.  2.90       1150.00       33.35      0.00       33.35

                                                                      SUBTOTAL:                       388      85.00      302.68

EQUITY OWNERSHIP:
   1968      CONN. YANKEE       NUCLEAR        CONN. YANKEE ATOMIC POWER    4.50        583.20       26.24      0.00       26.24
   1972      MAINE YANKEE       NUCLEAR        MAINE YANKEE ATOMIC POWER    3.59        880.00       31.61      0.00       31.61
   1972      VERMONT YANKEE     NUCLEAR        VT. YANKEE NUCLEAR POWER     2.25        519.33       11.68      0.00       11.68

                                                                      SUBTOTAL:                      69.53      0.00       69.53

PURCHASED POWER:
   1968      CANAL1             NO. 6 OIL      CANAL ELECTRIC COMPANY      25.00  (2)   572.00      143.00      0.00      143.00
   1972      PILGRIM 1          NUCLEAR        BOSTON EDISON COMPANY       11.00  (2)   670.00       73.70      0.00       73.70
   1977      POTTER 2           GAS/OIL        BRAINTREE ELEC. LIGHT DEPT. 41.67  (2)    96.00       40.00      0.00       40.00
   1975      CLEARY 9           GAS/OIL        TAUNTON MUNIC. LIGHTING     13.64  (2)   110.00       15.00      0.00       15.00
   1982      STONY BROOK 2A     NO.2 OIL       MASS. MUNIC. WHOLESALE CO.  32.35         85.00       27.50      0.00       27.50
   1986      STONY BROOK 2B     NO.2 OIL       MASS. MUNIC. WHOLESALE CO.  32.35         85.00       27.50      0.00       27.50
   1984      MCNEIL             WOOD           VERMONT ELECTRIC POWER      15.24  (3)    53.00        8.08      0.00        8.08
   1978      WYMAN 4            NO. 6 OIL      CENTRAL MAINE POWER          0.81  (3)   619.25        5.00      0.00        5.00
   1972      SALEM HBR 4        NO. 6 OIL      NEW ENGLAND POWER            1.25  (3)   400.00        5.00      0.00        5.00
   1974      BRAYTON 4          NO. 6 OIL      NEW ENGLAND POWER            1.13  (3)   442.00        5.00      0.00        5.00
   1990      OSP 1              GAS            OCEAN STATE POWER           28.00  (4)   281.00       78.68      0.00       78.68
   1991      OSP 2              GAS            OCEAN STATE POWER           28.00  (4)   281.00       78.68      0.00       78.68
   1991      NEA                GAS            NORTHEAST ENERGY ASSOC.      8.62        334.38       28.83      0.00       28.83
 NU SLICE-EUA
   1970      SMDW J11-J14       JET OIL        NORTHEAST UTILITIES          0.98        195.60        1.91      0.00        1.91
   1969      COS COB 10-12      JET OIL        NORTHEAST UTILITIES          0.98         68.60        0.67      0.00        0.67
   1971      MONTVILLE 6        NO. 6 OIL      NORTHEAST UTILITIES          0.86        410.00        3.51      0.00        3.51
   1964      MIDDLETOWN 3       NO. 6 OIL      NORTHEAST UTILITIES          0.86        245.00        2.10      0.00        2.10
   1973      MIDDLETOWN 4       NO. 6 OIL      NORTHEAST UTILITIES          0.86        400.00        3.42      0.00        3.42
   1960      NORWALK HBR 1      NO. 6 OIL      NORTHEAST UTILITIES          0.86        164.00        1.40      0.00        1.40
   1963      NORWALK HBR 2      NO. 6 OIL      NORTHEAST UTILITIES          0.86        172.00        1.47      0.00        1.47
   1970      MILLSTONE 1        NUCLEAR        NORTHEAST UTILITIES          0.65        647.70        4.22      0.00        4.22
   1975      MILLSTONE 2        NUCLEAR        NORTHEAST UTILITIES          0.49        874.50        4.32      0.00        4.32
   1986      MILLSTONE 3        NUCLEAR        NORTHEAST UTILITIES          0.61       1148.70        6.97      0.00        6.97
   1972      NFLD G 1-4         PUMPED HYDRO   NORTHEAST UTILITIES          0.99       1080.00       10.72      0.00       10.72

                                                                       SUBTOTAL:                    576.68      0.00      576.68

HYDRO QUEBEC ENTITLEMENT:
   1991      HYDRO QUEBEC I&II HYDRO               HQ / NEPOOL              4.06  (5)  1215.00       49.31      0.00       49.31

                                                                       SUBTOTAL:                     49.31      0.00       49.31

                       TOTAL GROSS SYSTEM CAPABILITY (MW) ---------------------                1325.12 (6)
                                 LESS:  UNIT CONTRACT SALES (MW) ---------------------------               85.00
                                        TOTAL NET SYSTEM CAPABILITY (MW) --------------------------                  1240.12 (6)

NOTES    (1) REPRESENTS MONTAUP JOINT OWNERSHIP SHARE OF 1.9618% AND NEWPORT JOINT OWNERSHIP OF .6666%.
         (2) "LIFE OF UNIT" PURCHASE CONTRACT.
         (3) PURCHASED POWER OF NEWPORT.
         (4) FOR EACH UNIT, MONTAUP IS A POWER PURCHASER WITH 22% ENTITLEMENT AND NEWPORT IS A POWER PURCHASER
             WITH 6% ENTITLEMENT.  (EUA OCEAN STATE HOLDS A 29.9% EQUITY INTEREST IN OCEAN STATE POWER PARTNERSHIP.)
         (5) ENTITLEMENT % IS WEIGHTED AVERAGE OF PHASE I & II SHARES (40% PHASE I (4.01987%); 60% PHASE II (4.0842%)).
         (6) TOTAL CAPABILITY INCLUDES SOMERSET 5 (68.93 MW) WHICH WAS PLACED ON DEACTIVATED RESERVE ON
             JANUARY 25, 1994.

     Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. BUSINESS -- Yankee Atomic)

Other Property

     Eastern Edison and Montaup own approximately 3,100 miles of transmission and distribution lines and approximately 58 substations located in the cities and towns served.

     In addition to the above, Eastern Edison and Montaup also own several buildings which house distribution, maintenance or general office personnel.

     See Note F of Notes to Consolidated Financial Statements regarding encum brances.


Item 3.                      LEGAL PROCEEDINGS

Rate Proceedings

     See descriptions of proceedings under Item 1, BUSINESS -- Rates.

Environmental Proceedings

     1. Montaup and EUA Service received a Notice of Responsibility on July 27, 1987 from the DEP for suspected hazardous material at a site owned by Montaup on Hortonville Road in Swansea, Massachusetts. EUA Service has contracted for and received an environmental site assessment for the property, identifying the previous property owner as the party likely responsible for the deposit of suspected hazardous waste materials on the site. This assessment has been submitted to the DEP, identifying the previous property owner. Under MCP regulations, Montaup must take the initiative to complete investigative and remedial actions by August 1997.

     2. During March-April 1990, Eastern Edison conducted a limited environmental investigation (Phase I study) of a portion of its Dupont Substation in Brockton, Massachusetts. During the investigation, Eastern Edison notified the DEP that it had encountered oils and PCBs. On May 3, 1990, the DEP notified Eastern Edison of its liability for releases of oil and/or hazardous materials at the site, and requested a copy of the Phase I study. Following its review of the Phase I study on January 23, 1991, the DEP issued a Notice of Responsibility to Eastern Edison requiring a Phase II - Comprehensive Site Investigation. On February 12, 1991, Eastern Edison notified the DEP that it will perform the Phase II study and continue to work with DEP at this site. A scope of work for the Phase II study was submitted on April 12, 1991.
Eastern Edison will proceed once the DEP approves the scope of work. Under the new MCP, the DEP must classify this site before Eastern Edison can proceed with further studies. A Phase II study and a site ranking may be required by July 1995.

     Eastern Edison and Montaup are unable to predict the outcome of any of the foregoing environmental matters or to estimate the potential costs which may ultimately result. It is the policy of these companies in such cases to provide notice to liability insurers and to make claims. However, at this time, no claims have been filed against any insurer and it is not possible at this time to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carrier in these matters. Under CERCLA, each responsible party can be held "jointly and severally" liable for clean-up costs. Eastern Edison and Montaup could thus be held fully liable for environmental damages for which they were only partially responsible. However, Eastern Edison and Montaup might then be entitled to recover costs from other PRPs.

     As of December 31, 1993, Eastern Edison and Montaup have incurred costs of approximately $108,000 in connection with the foregoing environmental matters and estimate that additional expenditures may be incurred through 1994 up to $850,000.

     As a general matter Eastern Edison and Montaup will seek to recover costs relating to environmental proceedings in their rates, although there is no assurance that they will be authorized to recover any particular cost. Montaup is currently recovering certain of the incurred costs in its rates. Estimated amounts after 1995 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates, and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties Eastern Edison and Montaup do not believe that the ultimate impact of the environmental costs will be material to either of them and thus, no loss accrual has been recorded.

Other_Proceedings

     In December 1992, Montaup commenced a declaratory judgment action in which it sought to have the Massachusetts Superior Court determine its rights under the Power Purchase Agreement between it and Aquidneck Power Limited Partnership (Aquidneck). Montaup sought a declaration that the Power Purchase Agreement was binding on the parties according to its terms. Aquidneck asserted that Montaup had either an express or implied obligation to negotiate new terms and conditions to the Power Purchase Agreement. Specifically, the defendants sought to amend, through negotiations, certain milestone events to which they were bound in the Power Purchase Agreement as written. Aquidneck failed to meet the first milestone of January 1, 1993. Accordingly, on January 5, 1993, Montaup exercised its rights to terminate the Power Purchase Agreement effective immediately. In January 1994, a counterclaim by Aquidneck claimed certain breaches of the Power Purchase Agreement, including an alleged failure on the part of Montaup to renegotiate the terms and conditions of the Power Purchase Agreement relating to the first milestone event. Also in January 1994, Aquidneck sought to join EUA and EUA Service as parties to the suit.

     Aquidneck apparently claims $11 million of damages on the theory that EUA can "avoid an approximately $11 million obligation to purchase capacity and power which it does not currently need." Aquidneck seeks treble damages claiming Montaup, EUA and EUA Service violated state laws willfully and knowingly.

     Montaup, EUA and EUA Service intend to defend the counterclaim vigorously and believe that Aquidneck's claims have no basis in law.

     On June 30, 1987, the MDPU commenced a proceeding for the purpose of inves tigating Eastern Edison's power planning process after rejecting a proposed Purchased Capacity Adjustment Clause. One of the purposes of this proceeding is to investigate the prudency of Eastern Edison's all requirements contract with Montaup. No procedural dates have been set nor has any other activity occurred in this docket. Eastern Edison cannot predict the outcome of this matter at this time.

     On January 8, 1992, the Massachusetts Municipal Wholesale Electric Cooperative and its member municipalities, all of which are members of NEPOOL, filed a suit in Massachusetts Superior Court against the investor-owned utilities that are also members of NEPOOL. The suit alleges damages by NEPOOL's establishment of minimum size requirements for generating units designated as pool-planned generating units. The suit names as defendants members of NEPOOL, including Blackstone, Eastern Edison, Montaup and Newport (NEPOOL members of the EUA System). Discovery has not begun, pending resolution of certain procedural matters. FERC, initiated an action when the EUA subsidiaries and other participants filed and amendment to the NEPOOL Agreement with the FERC that concerns many of the issues raised in the Massachusetts litigation. The plaintiffs in the Massachusetts litigation, and one other participant have objected to the amendment, and have sought tot prevent or delay its effectiveness. The FERC has not yet determined whether or when it will hold hearings on this matter. Management cannot predict the ultimate outcome of this proceeding at this time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                        PART_II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of Eastern Edison's common stock is owned beneficially and of record by EUA.

     The dividends paid on Eastern Edison's common stock during the past two years are as follows:

                      Dividends Paid                          Dividends Paid
        1993             Per Share             1992              Per Share
                      --------------                          --------------

   First Quarter           $1.91          First Quarter            $1.55
   Second Quarter           1.93          Second Quarter            1.72
   Third Quarter            1.96          Third Quarter             1.70
   Fourth Quarter           2.77          Fourth Quarter            1.77

     No dividends may be paid on Eastern Edison's common stock unless full dividends on Eastern Edison's outstanding Preferred Stock for all past and the current quarterly dividend periods have been paid or declared and set apart for payment, nor may any dividends be paid on Eastern Edison's common stock if Eastern Edison is in default on any sinking fund obligation provided for its Preferred Stock. See also Notes C, D and E of Notes to Consolidated Financial Statements.

 Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                ________For_the_Years_ended_December_31,________
                                   1993      1992      1991      1990      1989
                                                   (In Thousands)
   _____________________________   _______   _______   _______   _______    _____

Operating Revenues (1)          $417,021  $420,188  $414,609  $375,573  $385,667
Consolidated Net Earnings         28,145    29,231    23,763    24,083    31,258
Total Assets                     742,273   776,510   785,365   770,640   717,980
Capitalization:
 Long-Term Debt - Net            264,134   269,995   304,991   319,986   269,982
 Redeemable Preferred Stock Net   24,824    28,171    29,558    34,012    34,612
 Non-Redeemable Preferred
   Stock                                     8,949     8,949     8,949     8,949
 Common Equity                  _223,005   220,257  _211,126  _203,879  _212,526
Total Capitalization            $511,963  $527,372  $554,624  $566,826  $526,069
                                ========   =======  ========  ========  ========
Short-Term Debt                 $______0  $______0  $______0  $______0  $_43,882


(1) Certain amounts in 1990 and 1989 have been reclassified to conform with current presentations.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REVIEW
                            OF OPERATIONS

Overview

     Consolidated Net Earnings for 1993 were $28.1 million as compared to $29.2 million for 1992, a decrease of $1.1 million. Retail sales increased by 2.2% as sales to residential and industrial customers grew by 3.3% and 5.8%, respectively, indicating that the region's economy may be starting to recover from its recession. The positive impacts of: (i) growth in kWh sales, (ii) a rate increase granted Eastern Edison effective in mid-January 1993, (iii) interest savings from Eastern Edison's refinancings and, (iiii) a decrease in direct controllable operation and maintenance expenses did not entirely offset the negative impact of increases in indirect operations and maintenance expenses on Consolidated Net Earnings.

     Consolidated Net Earnings for 1992 were $29.2 million as compared to $23.8 million for 1991. The 1992 results were positively impacted by the following factors: (i) a rate increase granted to Montaup effective May 7, 1991; (ii) a reduction in operating expenses (discussed below); and, (iii) increased retail kWh sales in 1992 compared to 1991 levels. Retail sales increased by 0.9% as sales to industrial and commercial customers grew by 2.6% and 1.3%, respectively. In response to the continuing weak economic conditions in the Northeast, Eastern Edison and Montaup exercised cost control measures and during the year Eastern Edison received authorization to increase rates by $8.1 million effective January 1993.

Comparison of Financial Results

Operating Revenues

     Operating Revenues for 1993 decreased $3.2 million as compared to 1992. Revenues attributable to the recovery of fuel expense declined $11.2 million primarily as a result of outages of company-owned units and reduced fuel costs. Also, other operating revenues, primarily of Montaup, decreased $0.9 million. Offsetting these decreases somewhat were: (i) increased base revenues aggregating approximately $5.0 million related to the Company's rate increase in January 1993; (ii) increased recoveries of purchased power expense and Conservation and Load Management (C&LM) expenses aggregating approximately $3.9 million and, (iii) increased kWh sales (see Expenses below).

      Operating Revenues for 1992 increased $5.6 million as compared to 1991. The increase is due primarily to an increase of $5.7 million in purchased power expense recovery for the period along with a $2.1 million increase relating to Montaup's rate increase of May 1991 and increased kWh sales in 1992. These increases were partially offset by lower fuel recoveries of $1.6 million.

Expenses

1993 vs. 1992

     The Company's most significant expense items continue to be Fuel and Purchased Power-Demand which comprised 57% of Total Operating expenses in 1993. Fuel expense decreased approximately $11.5 million or 11.9%, from 1992, due largely to a decrease in total generation resulting from outages experienced by company-owned units. Canal Unit 2, which is 50% owned by Montaup, began a scheduled outage on February 13, 1993, and returned to service on April 5, 1993 while Somerset Unit No. 6, a wholly owned unit of Montaup, was out of service for most of 1993 due to unanticipated waterwall restoration. Offsetting these impacts on fuel expense somewhat was a 3.7% decrease of Montaup's average cost of fuel for the period.

     Purchased Power expense decreased $1.8 million or 1.4% as compared to 1992. The decrease was caused primarily by a $3.8 million decrease in C&LM expense recorded as purchase power. Offsetting these decreases somewhat was the increased costs of $1.6 million billed by Montaup's suppliers.

     Other Operation and Maintenance expenses are comprised of two components, Direct Controllable and Indirect. Direct Controllable expenses include expense items such as salaries, fringe benefits, insurance, maintenance, etc. Indirect expenses include items over which the Company has limited short-term control and include such expense items as Montaup's joint ownership interests in generating facilities such as Seabrook Unit 1 and Millstone Unit 3, power contracts where transmission rental fees are fixed, conservation and load management expenses that are fully recovered in revenues and expenses related to new accounting standards such as FAS87 and FAS106, to name a few.

     Total Other Operation and Maintenance expense increased $8.8 million or 12.2% in 1993 when compared to the same period of 1992. The increase reflects the increases in direct expenses including (i) an increase of $3.9 million in maintenance expenses of jointly owned units of Montaup; (ii) an increase of $4.1 million in C&LM expenses; (iii) an increase of $2.2 million due to expenses relating to the Company's adoption of the FASB Statement No. 106, "Accounting for Post Retirement Benefits"; and, (iv) an increase of $0.4 million related to a pension accrual. The above increases were partially offset by a reduction in direct controllable expenses resulting from by the Company's strict attention to cost control.

     AFUDC represents a non-cash element of income and was only 2.4% of 1993 Consolidated Net Earnings. Total AFUDC in 1993 decreased $273,000 from 1992 due primarily to lower AFUDC rates used in 1993.

     Other Income & (Deductions) - Net decreased $5.9 million or over 100% in 1993. The decrease is due primarily to the 1992 reversal of certain previously established reserves relating to matters in litigation, the favorable resolution of which was reached in 1992.

     Interest Expense on long-term debt decreased by $4.9 million or 17.9% for 1993 as compared to 1992 primarily due to Eastern Edison's refinancing activity more fully described under Financial Condition and Liquidity, below.

     Other Interest Expense increased $1.6 million or over 100% in 1993 as compared to 1992. The increase is primarily due to an increase in Eastern Edison's amortization of debt expense of about $0.7 million and the allocation of $0.4 million of EUA Service interest expense in 1993, previously included in operating expense.

     The Preferred Dividend requirement of the the Company decreased by approximately $0.7 million or 19.6% in 1993 due to Eastern Edison's 1993 Preferred Stock financing activity. See Financial Condition and Liquidity, below for further discussion.

     Inflation continues to have an impact on the operations of Eastern Edison and Montaup. At the federal level, wholesale rate-making practices permit a forward-looking test period enabling anticipation of inflationary increases. The MDPU's traditional use of historical test periods for Eastern Edison at the state level is more limiting in this respect.

1992 vs. 1991

     The Company's Fuel and Purchased Power-Demand expenses comprised 60% of total operating expenses in 1992. For 1992, Fuel expense decreased $2.3 million or 2.3% as compared to 1991. The change is due primarily to the offsetting effects of an increase in kWh requirements of 4.4% and significantly greater use of less expensive gas fuel in 1992 resulting from a full year's operation of OSP Unit II. Purchased Power-Demand expense did not change significantly in 1992 vs. 1991.

     Other Operation and Maintenance expense decreased $1.2 million or 1.3% in 1992 when compared to the same periods of 1991. The decrease reflects the offsetting impact of a 1992 decrease in Eastern Edison amortization expenses and increased legal expenses of Montaup. Certain previously deferred items of Eastern Edison became fully amortized in December 1991. Effective cost control measures by Eastern Edison and Montaup helped to defray the impact of inflation on the Company.

     AFUDC represents a non-cash element of income and was only 3.2% of 1992 Consolidated Net Earnings. Total AFUDC in 1992 decreased $590,000 from 1991 due primarily to lower AFUDC rates used in 1992.

     Other Income & (Deductions) - Net increased $4.1 million or over 100% in 1992. This increase is explained by the net reduction of $6.2 million in the level of reserves required to be established under Generally Accepted Accounting Principles relating to certain matters in litigation, the favorable resolution of which occurred in 1992. This increase was partially offset by a reduction of $2.5 million in the amount of income tax credits allocated to this account in 1991 as a result of the utilization of EUA Parent tax losses incurred in 1991.

     Interest Expense on long-term debt decreased by $2.6 million or 8.8% for 1992 as compared to 1991 primarily due to the redemption of $45 million First Mortgage and Collateral Trust Bonds (FMBs) and the refinancing of the Company's 10% First Mortgage Bonds with lower cost debt. (See Financial Condition and Liquidity, below).

     Other Interest Expense increased $1.7 million or over 100% in 1992 as compared to 1991. The increase is primarily due to a 1991 reversal of interest previously accrued with respect to the proposed tax disallowance of the Seabrook Unit 2 abandonment loss. (See Note J -- Commitments and Contingencies
- - Other for further details.)

Rate Activity

     Montaup expects to file a rate reduction application with the Federal Energy Regulatory Commission. This application will match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application will also include a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992. A decision on this application is expected during second half of 1994.


Financial_Condition_and_Liquidity

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of existing and future customers. For 1993, 1992 and 1991, Eastern Edison's and Montaup's cash construction expenditures were $22.6 million, $14.7 million and $20.0 million, respectively.

     Cash construction expenditures are expected to be approximately $36.0 million in 1994 and will aggregate approximately $104.3 million for the years 1995 through 1998.

     In the utility industry, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies including, Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At December 31, 1993, unused short-term lines of credit amounted to approximately $103 million. At December 31, 1993, neither Eastern Edison nor Montaup had any outstanding short-term debt. In 1993, internally generated funds amounted to $39.4 million or in excess of 100% of the cash construction requirements.

     In addition to construction expenditures, projected requirements for maturing long-term debt securities through 1998 are: $35 million, $7 million, and $60 million in 1995, 1996, and 1998, respectively. The Company has no sinking fund requirements until the year 2003.

Financing Activity:

Preferred Equity:

     Eastern Edison redeemed with available cash its 8.32% Series and 4.64% Series non-redeemable preferred stock on June 1, 1993 and December 1, 1993, respectively. In connection with these redemption, Eastern Edison incurred premiums of approximately $106,000 related to the 8.32% Series and $179,000 related to the 4.64% Series. These amounts are included in Preferred Stock Redemption Costs on the Consolidated Statement of Capitalization. Eastern Edison will seek recovery of these amounts in its next rate proceeding.

     On June 1, 1993, Eastern Edison used available cash to redeem all of its 9.00% Series Preferred Stock. In connection with this redemption, a premium of approximately $850,500 was incurred and is included in Preferred Stock Redemption Costs on the Consolidated Statement of Capitalization.

     On August 11, 1993, Eastern Edison issued 300,000 shares of $100 par value, 6-5/8% Preferred Stock. The proceeds were used to redeem its outstanding 9.80% Series Preferred Stock and for other corporate purposes. In connection with the 9.80% Series redemption, Eastern Edison incurred a premium of approximately $1,352,000. This premium is also included in Preferred Stock Redemption Costs on the Consolidated Statement of Capitalization. Eastern Edison will seek recovery of these premiums in its next rate proceeding.


Debt:

     In May 1993, Eastern Edison issued $100 million of First Mortgage Bonds
(FMBs) in the following denominations: (i) $20 million of 5-7/8% Bonds due May 1, 1998; (ii) $40 million of 6-7/8% Bonds due May 1, 2003; and (iii) $40 million of 8% Bonds due May 1, 2023. The proceeds were used to redeem FMBs of Eastern Edison of $55 million of 9-5/8%, $35 million of 10-1/8% and $10 million of 8-3/8%.

     In June 1993, Eastern Edison used available cash to redeem $5 million of 8-3/8% FMBs.

     In July 1993, Eastern Edison issued $40 million of 5-3/4% FMBs, proceeds of which were used to redeem its $40 million of 9-7/8% FMBs in September 1993.

     Eastern Edison redeemed in mid-August 1993 its $40 million of 10-1/8% Pollution Control Revenue Bonds with the proceeds from the July issuance of $40 million of 5-7/8% Pollution Control Revenue Bonds.

     In September 1993, Eastern Edison issued $8 million of 6.35% FMBs due September 1, 2003 and $7 million of 4.875% FMBs due September 1, 1996. The proceeds were used to redeem $8 million of 7-7/8% FMBs due 2002 and $7 million of 6.5% FMBs due 1997.

     In October 1993, the Company used available cash to retire $5 million of 4-1/2% FMBs at maturity.

Environmental Matters

     The EPA, as well as state and local authorities, have jurisdiction over releases of pollutants into the environment. They have broad authority to set rules and regulations, including the required installation of pollution control devices and remedial actions. The EPA has updated its clean air standards regulating the emissions from utility power plants into the air to take effect in 1995. Tests at Montaup's Somerset Station indicate that Unit No. 6 will be able to utilize lower sulfur coal than is already being burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit No. 5 of Somerset Station and has placed it in deactivated reserve. (see Item 2. PROPERTIES).

     In April 1992, the NESCAUM, an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island issued recommenda tions for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act. The NESCAUM recommendations are more restrictive than the Clean Air Act requirements. Massachusetts has issued new regulations to implement oxides of nitrogen reduction requirements. The DEP has amended its regulations to require that Reasonable Availably Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons or more per year of oxides of nitrogen. Rhode Island has not yet issued regulations to implement oxides of nitrogen reduction requirements. Montaup is in the process of reviewing compliance strategies. Any compliance strategy may require the implementation of additional pollution control technology as early as 1995. Montaup would seek recovery of pollution control expenditures through rates.

     Eastern Edison and Montaup are also parties to certain other environmental proceedings. Management is unable to predict the outcome of any of these environmental matters or to estimate the ultimate costs which may result. It is the policy of these companies in such cases to provide notice to liability insurers and to initiate claims. However, at this time no claims have been filed against any insurer and it is not possible at this time to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carrier in these matters. As of December 31, 1993, Eastern Edison and Montaup have incurred costs of approximately $108,000 in connection with such environmental matters. It is estimated that additional costs of up to $850,000 may be incurred through 1995. Montaup is currently recovering certain of its incurred environmental costs in rates. As a result of the recoverability in current rates of environmental costs, and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers, Eastern Edison and Montaup do not believe that the ultimate impact of environmental costs will be material to either of them and thus, no loss accrual has been recorded. (see Item 3. LEGAL PROCEEDINGS -- Environmental Proceedings).

     A number of scientific studies in the past several years have examined the possibility of health effects from EMF that are found wherever there is electricity. While some of the studies have indicated there may be some association between exposure to EMF and health effects, many others have indicated no direct association. The research to date has not conclusively established a direct causal relationship between EMF exposure and human health. Additional studies, which are intended to provide a better understanding of the subject, are continuing.

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of-way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facilities Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 KV or more. Various bills are pending in the Massachusetts legislature that would require certain disclosures about the potential health effects of EMF. Management cannot predict the impact which legislation or other developments concerning EMF may have on Eastern Edison or Montaup.

Change in Accounting Standards

     The Company adopted FAS106, "Accounting for Post-Retirement Benefits Other Than Pensions," as of January 1, 1993. This standard establishes accounting and reporting standards for such post-retirement benefits as health care and life insurance. FAS106 further requires the accrual of the cost of such benefits during an employee's years of service and the recognition of the actuarially determined total post-retirement benefit obligations (Transition Obligation) earned by existing employees and retirees. Previously, Eastern Edison followed the "pay-as-you-go" methodology of accounting for such costs. The Company elected to recognize the Transition Obligation over a period of 20 years as permitted by FAS106. The resultant annual expense, including amortization of the Transition Obligation and net of capitalized amounts, was approximately $4.8 million in 1993. Regulatory decisions issued in December 1992 permitted Eastern Edison to recover through rates approximately $2.1 million of this amount in 1993 and Montaup was allowed to defer FAS106 related costs through 1995 until it filed for recovery of such amounts prior to that time. Accordingly approximately $1.4 million of FAS106-related costs were deferred by Montaup in 1993. Montaup will request recovery of all of its FAS106 expenses, including amortization of deferred amounts in its March 1994 rate application. Eastern Edison has also established an irrevocable external Voluntary Employee Benefit Association (VEBA) Trust Fund as required by the aforementioned regulatory decisions. Contributions to the fund began in March 1993 and totaled approximately $2.3 million were made during 1993.

     Effective January 1993, Eastern Edison adopted the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" (FAS109), which essentially supersedes its Statement No. 96 (FAS96). As a result of the adoption of FAS96 in 1990, FAS109 resulted only in the reclassification of certain assets and liabilities and did not significantly impact the Company.

     In November 1992, FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." EUA is required to adopt this standard no later than January 1, 1994. The estimated impact of this standard on the Company is immaterial and therefore it is anticipated that no liability will be recorded.

Other

     On January 25, 1994, the generating Unit No. 5 at Somerset Station was placed in deactivated reserve. The 69 MW, 42 year old unit had been out of service for 5 months because of mechanical problems. An assessment of the cost and feasibility of repairing and refurbishing the unit to meet reliability standards and Clean Air Act Amendments regulations concluded that rebuilding the unit would not be economical. Current forecasts indicate that with a combination of company owned generation, current long-term purchased power contracts, expected short-term power opportunities, and Montaup's C&LM programs, no additional capacity requirements will be needed through the year 1999.

     Montaup, as a 3.27% equity participant in two companies which built and operate certain transmission interconnection facilities between the Hydro-Quebec Electric System and New England has guaranteed approximately $6.0 million of their outstanding debt. In addition, Montaup has minimum rental commitments under a non-cancellable transmission facilities support agreement for years subsequent to 1993 which total approximately $14.3 million.

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $15.1 million in 1993 dollars, and Seabrook Unit 1 is $10.6 million in 1993 dollars. These figures are based on studies performed by the lead owners of the plants. In addition, Montaup pays into decommissioning reserves pursuant to contractual arrangements with other nuclear generating facilities in which it has an equity ownership interest or life-of-the-unit entitlement. Such expenses are currently recovered through rates.

     Montaup owns a 4.01% interest in Millstone Unit 3 and a 2.9% interest in Seabrook Unit 1. Northeast Utilities, the operator of the units, indicates that Millstone Unit 3 has sufficient on-site storage facilities to accommodate high-level wastes and spent fuel for the projected life of the units. Only minimal capital expenditures are projected for the foreseeable future. Similarly, at the Seabrook Project there is on-site storage capacity which, with minimal capital expenditures, should be sufficient for twenty years or until the year 2010. No near-term capital expenditures are anticipated to accommodate an increase in storage requirements after 2010.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report under Item 14(a)(1).

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     (a), (b), (c), (d) and (e) The names, ages and positions of all of the directors and executive officers of Eastern Edison as of March 17, 1994 are listed below with their business experience during the past five years. The directors, Treasurer and Clerk of Eastern Edison are each elected to serve until the next annual stockholders' meeting. All other officers are elected to serve until the next meeting of directors following the annual stockholders' meeting. There is no family relationship between any of the directors or officers of Eastern Edison. Messrs. Pardus and Stevens are Trustees of EUA.

      Name, Age                           Business Experience
     and_Position                         During_Past_5_Years

Elizabeth J. Alden, 40       President, Alden Products Company.  Director since
 Director                      June 1993.

Richard M. Burns, 56         Vice President, Assistant Treasurer and Assistant
 Vice President (1)            Clerk since April 1986; Comptroller of parent
                               since 1976, Assistant Secretary of parent since
                               1978 and Assistant Treasurer of parent since
                               April 1986; responsible primarily for the accounting affairs of Eastern Edison.

John D. Carney, 49           President and Director since January 1990; Vice
 Director and                  President from April 1986 to December 1989;
 President (2)                 responsible for the day-to-day activities of the
                               Company.

Robert W. Giggey, 58         Chairman and CEO of Innovative Medical Inc.,
 Director President of Deknatel, Inc., previously a Division of Pfizer Hospital Products Group, Inc. from January 1987 to October 1993; Director since January 1991.

Barbara A. Hassan, 44        Vice President since January 1990; prior to that
 Vice President                she was both Director and Manager of Customer
                               Service for the EUA System since January 1985;
                               responsible for the operation and maintenance of the transmission and distribution facilities of the Company.

 Arthur A. Hatch, 63         Executive Vice President and Director since
  Director and Executive       January 1990; Executive Vice President of
  Vice President (3)           parent since January 1990; President of Eastern
                               Edison from June 1986 to December 1989;
                               responsible for power supply, purchasing management, engineering and operations of the transmission and distribution facilities of the EUA System.

Clifford J. Hebert, Jr., 46  Treasurer since April 1986; Treasurer of parent
 Treasurer(4)                  since April 1986; responsible for financial and
                               treasury activities of the EUA System.

Robert W. Lavoie, 56         Vice President since March 1987; responsible for
                               credit, meter reading and consumer services activities of the company.

William F. O'Connor, 54      Clerk since 1974; Secretary of parent since 1971;
 Clerk (5)                     responsible primarily for the corporate affairs
                               of Eastern Edison.

Donald G. Pardus, 53         Chairman of the Board since July 1989; Vice Chair-
 Director and                  man of the Board from January 1986 to July 1989;
 Chairman of the Board (6)     Chairman of parent since July 1990; President of
                               parent from December 1985 to June 1990; Chief
                               Executive Officer of parent since April 1989;
                               Chief Operating Officer of parent from January
                               1988 to April 1989; responsible for the overall management of the EUA System; Director since
                               1979.

Robert G. Powderly, 46       Executive Vice President since March 1992;
Director and Executive         President of Newport from March 1990 to April
   Vice President (7)          1992;  prior to that time he was a Vice
                               President of EUA Service for more than five years; responsible for the corporate communications, information systems and rate activities of the EUA System; Director since
                               March 1992.

Donald H. Ramsbottom, 64     Executive Director, University of Massachusetts
 Director Dartmouth Foundation since April 1991; Vice President of The First National Bank of Boston from 1987 to January 1991; Director since January 1982.

John R. Stevens, 53          Vice Chairman of the Board since July 1989; Exec-
 Director and Vice             utive Vice President from July 1987 to July
 Chairman of the Board (8)     1989; President of parent since July 1990; Chief
                               Operating Officer of parent since January 1990;
                               Executive Vice President of parent from June
                               1987 to December 1989; responsible for retail operations and new ventures of the EUA System;
                               Director since July 1987.


_________________
 (1) Comptroller, Assistant Treasurer and Assistant Secretary of EUA; Vice President, Comptroller, Assistant Treasurer, Assistant Clerk/Secretary and Director of EUA Service; Vice President, Assistant Treasurer and Assistant Secretary of Blackstone; Vice President, Assistant Treasurer, Assistant Clerk and Director of Montaup and EUA Energy; Comptroller, Assistant Treasurer and Director of EUA Cogenex; Assistant Treasurer of EUA Ocean State; Vice President and Assistant Treasurer of Newport.

 (2) Vice President and Director of EUA Service and Montaup.

 (3) Executive Vice President of EUA; Executive Vice President and Director of Blackstone, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Service, Montaup and Newport.

 (4) Treasurer of EUA, EUA Service, Blackstone, Montaup, EUA Energy, EUA Ocean State and Newport; Treasurer and Assistant Clerk/Secretary of EUA Cogenex.

 (5) Secretary of EUA; Vice President, Secretary, Clerk and Director of EUA Service; Clerk and Director of EUA Cogenex, EUA Energy and Montaup; Secretary/Clerk of Blackstone, EUA Ocean State and Newport.

 (6) Chairman, Trustee, and Chief Executive Officer of EUA; Chairman and Director of Blackstone, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Power, EUA Service, Montaup, and Newport.

 (7) Executive Vice President of EUA; Executive Vice President and Director of Blackstone, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Service and Newport.
 (8) President, Trustee and Chief Operating Officer of EUA; Vice Chairman and Director of Blackstone, EUA Cogenex and Newport; President and Director of EUA Energy, EUA Ocean State, EUA Service and Montaup.



     (f) Except as described below, there have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

     On February 28, 1991, EUA Power (now Great Bay Power Corporation), filed a voluntary petition with the federal Bankruptcy Court for protection under Chapter 11 of the federal Bankruptcy Code. EUA Power, a wholly owned subsidiary of EUA prior to February 5, 1993, the date it redeemed all of its equity securities held by EUA, was organized solely for the purpose of acquiring an interest in the Seabrook Project and selling in the wholesale market its share of electricity generated by the project.

     Messrs. Burns, Hatch, Hebert, O'Connor, Pardus and Stevens, who have been officers or directors of EUA Power within the last two years, resigned their positions effective December 30, 1992, with the exception of Mr. Stevens who remains the sole officer and director of Great Bay Power Corporation. Mr. Stevens serves at the request, and subject to the discretion of the officially appointed committee representing the holders of outstanding EUA Power Secured Notes.

Item 11.  EXECUTIVE COMPENSATION

     Information is set out below as to cash compensation paid by Eastern Edison during the year 1993 to each executive officer of Eastern Edison whose aggregate cash compensation for the year exceeded $100,000.

                                                       Long-Term     All
                                                      Compensation   Other
Name and                       Annual Compensation     Restricted   Compen-
Principal        Fiscal           Incentive             Stock       sation
Position          Year    Salary    Bonus    Other(1)  Awards(2)
         (3)

John D. Carney     1993   $134,025  $38,867    $6,618    $  -       $3,015
  President        1992    126,025   24,003     3,443     60,616     2,520
                   1991    113,025   10,170      -          -          -

Barbara A. Hassan  1993    101,025   23,343      -          -        2,272
  Vice President   1992     91,025   11,557      -          -        1,668
                   1991     84,025    5,040      -          -          -

Robert W. Lavoie   1993    100,758   21,352      -          -        2,269
  Vice President   1992     94,925   12,179      -          -        1,898
                   1991     88,942    5,934      -          -          -


___________________
(1) Represents amounts reimbursed for the tax liability accruing as a result of the personal use of a company-owned automobile.

(2) Aggregate amount and value (including the value reflected in the table under "Restricted Stock Awards") of shares granted under EUA's Restricted Stock Plan to the officers listed above is as follows: Mr. Carney 3,725 shares, $84,286. Dividends are paid on these shares.

(3)  Contributions made under the Employees' Savings Plan.

     The Employees' Retirement Plan of Eastern Utilities Associates and its subsidiary companies (Plan) is a tax-qualified defined benefit plan available to employees who have completed one year of service and have attained the age of twenty-one. The officers named in the compensation table above participate in the Plan. Directors of Eastern Edison who are not also employees of the EUA System are not covered by the Plan. The benefits of participants become fully vested after five years of service. Annual lifetime benefits are determined under formulas applicable to all employees regardless of position and the amounts depend on length of credited service and salaries prior to retirement. Benefits are equal to one and six tenths percent of salaries (averaged over the four years preceding retirement) for each year of credited service up to thirty-five, reduced for each year by one and two tenths percent of the participant's estimated age sixty-five Social Security benefit, plus seventy-five hundredths percent of salaries for each year of credited service in excess of thirty-five years up to the Plan maximum of forty years.

     Any contributions to provide benefits under the Plan are made by the EUA System in amounts determined by the Plan's actuaries to meet the funding stand ards established by the Employee Retirement Income Security Act of 1974. These contributions are actuarially determined and cannot appropriately be allocated to individual participants. The annual benefits shown in the table below are straight life annuity amounts, without reduction for primary Social Security benefits as described above. Federal law limits the annual benefits payable from qualified pension plans in the form of a life annuity, after reduction for Social Security benefits, to $115,641 plus adjustments for increases in the cost of living. The number of years of service credited at present under the Plan to Mr. Carney, Ms. Hassan and Mr. Lavoie is twenty-seven, thirty-two and twenty-three, respectively.

Average Annual  _____________________Years_of_Service______________________
____Salary____  ___15___  ___20___  ___25___  ___30___  ___35___   ___40___

   $ 50,000     $ 12,000  $ 16,000  $ 20,000  $ 24,000  $ 28,000   $ 29,875
    100,000       24,000    32,000    40,000    48,000    56,000     59,750
    150,000       36,000    48,000    60,000    72,000    84,000     89,625
    200,000       48,000    64,000    80,000    96,000   112,000    119,500
    250,000       60,000    80,000   100,000   120,000   140,000    149,375

      Mr. Carney is a participant in a non-qualified supplemental retirement plan for certain officers of the EUA System. The plan provides for the annual payment of supplemental retirement benefits equal to 25% of the officer's base salary when he retires, for a period of fifteen (15) years following the date of retirement. In addition, in the event of the death of the participant prior to retirement an amount equal to 200% of the officer's base salary at that time will be paid to his beneficiary. Eastern Edison, through its affiliate, EUA Service, maintains life insurance on the participants to fund, in whole or in part, its future liabilities under the plan, and that corporation is the owner and beneficiary of such life insurance. Any amounts not covered by insurance will be paid out of other funds available to Eastern Edison. In the event of a change in control of the Company, a trust fund will be established by the Company to ensure the performance of its payment obligations under the supplemental retirement plan.

     The EUA System maintains a non-qualified, unfunded Retirement and Savings Restoration Plan (The Restoration Plan). The purpose of the Restoration Plan is to restore benefits under the qualified Plans' formulas which can not be paid from, or into, the qualified plan trusts due to federal limitations on either earnings, contributions or benefits. Payments or contributions which exceed the applicable federal limitations are made outside the qualified plans in the same manner and under the same conditions as are applicable to benefits payable from, or contributions payable to, the qualified plans. In the event of a change of control of the Association, a trust fund will be established by the Association to ensure the performance of its payment obligations under the Restoration Plan.

     Severance agreements with certain officers of the EUA System provide that an officer's stipulated compensation, benefits, position, responsibilities and other conditions of employment will not be reduced during the term of the agreement, which is thirty-six months commencing upon the date on which a Change in Control, as defined in the agreements, of the Company. If within thirty-six months after a Change in Control the officer's employment is terminated for any reason other than Cause, as defined in the agreements, the Company will, subject to certain limitations to comply with provisions of the Internal Revenue Code, pay the officer within five business days a lump-sum cash amount equal to three times the present value of such officer's annualized total compensation, continue or vest certain fringe benefits and common share grants, and reimburse legal fees and expenses incurred as a result of the termination or to enforce the provisions of the severance agreement. If the officer leaves the employ of the Company following a reduction in his position, compensation, responsibilities, authority or other benefits existing prior to the Change in Control, or suffers a relocation of regular employment of more than fifty miles, such departure will be deemed to be a termination for reasons other than Cause.


     Each non-management director of Eastern Edison receives, as a standard arrangement, compensation in the amount of $600 for each directors' meeting attended and additional compensation for all services as a director in the amount of $4,000 annually.


Compensation Committee Interlocks and Insider Participation:


     John D. Carney, President and a Director of the Registrant, participated in deliberations concerning the compensation of executive officers other than himself.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      (a)  Security ownership of certain beneficial owners.


                                       Amount (number of
                 Name and Address of   shares) and Nature of   Percent of
Title of Class    Beneficial Owner     Beneficial Ownership    Class

Common Stock     Eastern Utilities           2,891,357*          100%
$25 par value,     Associates
of Eastern       One Liberty Square
Edison           Boston, Massachusetts


_______________
*All shares, which are the only voting securities of Eastern Edison, are registered in the name of the beneficial owner.


     (b)  Security ownership of management as of January 7, 1994.

                                          Amount (number of
                     Name               shares) and Nature of    Percent of
Title_of_Class  Beneficial_Owner       Beneficial_Ownership_(1)    Class

Common Shares,  John D. Carney                  387               Less than
$5 par value,                                   641 (3)           one percent
of Eastern                                    3,725 (4)           for each
Utilities       Arthur A. Hatch               1,408               individual
Associates                                      244 (2)
                                              1,832 (3)
                                              5,433 (4)
                Donald G. Pardus                977
                                              3,631 (2)
                                              3,648 (3)
                                             13,607 (4)
                Robert G. Powderly              401
                                                125 (2)
                                              1,002 (3)
                                              3,919 (4)
                                                324 (5)
                John R. Stevens               1,449
                                              1,098 (3)
                                              9,798 (4)
                Directors and Executive
                  Officers as a Group        64,618 (6)


_____________________
(1) Unless otherwise indicated, beneficial ownership is based on sole investment and voting power.

(2)  Jointly owned with spouse.

(3) Shares held under the ESP as to which the individual indicated has voting power.

(4)  Shares received under the Grant Plan as to which each has voting power.

(5)  Held in fiduciary capacity.

(6) Represents less than four-tenths of one percent of the outstanding common shares of EUA at January 7, 1994. Included are 14,920 shares held for officers under EUA's ESP, 4,008 shares jointly owned with the officers' spouses, 39,636 shares received under EUA's Restricted Stock Plan, and 390 shares held in a fiduciary capacity.
- ---------

     The directors and executive officers of Eastern Edison did not own any of Eastern Edison's 6-5/8% Preferred Stock at January 7, 1994.

     (c) Eastern Edison knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statements:

     The following financial statements and supplementary data are filed herewith as required by Item 8.

     Consolidated Statement of Income for the three years in the period ended December 31, 1993.

     Consolidated Statement of Retained Earnings for the three years in the period ended December 31, 1993.

     Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1993.

     Consolidated Balance Sheet at December 31, 1993 and 1992.

     Consolidated Statement of Capitalization at December 31, 1993 and 1992.

     Notes to Consolidated Financial Statements at December 31, 1993, 1992, and 1991.

     Report of Independent Accountants, dated March 4, 1994.

(a)(2) Financial Statement Schedules:

     The following additional consolidated financial statement schedules are filed herewith:

     1.  Financial Statement Schedules:

           Schedule V - Property, Plant and Equipment for the three years ended December 31, 1993.

           Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for the three years ended December 31, 1993.

           Schedule IX - Short-Term Borrowings for the three years ended December 31, 1993.

           Schedule X - Supplementary Income Statement Information for the three years ended December 31, 1993.

     All other schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(a)(3) Exhibits (*denotes filed herewith)

Articles of Incorporation and By-Laws:

3-1.08 - Form of Restated and Amended Articles of Organization (filed as Exhibit A-39 to Form U-1 File No. 70-7865 of Eastern Edison)

3-2.08  -    By-Laws of Eastern Edison, as amended (Exhibit 3-2, Form 10-K for
             1980, File No. 0-8480).

Instruments Defining the Rights of Shareholders, Including Indentures:

                             - Eastern Edison -

4-1.08  -    Indenture of First Mortgage and Deed of Trust dated as of
             September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration No.
             2-77468).

4-2.08  -    First Supplemental Indenture dated as of February 1, 1953 of
             Eastern Edison (Exhibit A, File No. 70-3015).

4-3.08  -    Second Supplemental Indenture dated as of May 1, 1954 of Eastern
             Edison (Exhibit A-3, File No. 70-3371).

4-4.08  -    Third Supplemental Indenture dated as of June 1, 1955 of Eastern
             Edison (Exhibit C to Certificate of Notification, File No. 70-
             3371).

4-5.08  -    Fourth Supplemental Indenture dated as of September 1, 1957 of
             Eastern Edison (Exhibit D to Certificate of Notification, File No.
             70-3619).

4-6.08  -    Fifth Supplemental Indenture dated as of April 1, 1959 of Eastern
             Edison (Exhibit D to Certificate of Notification, File No. 70-
             3798).

4-7.08  -    Sixth Supplemental Indenture dated as of October 1, 1963 of
             Eastern Edison (Exhibit F to Certificate of Notification, File No.
             70-4164).

4-8.08  -    Seventh Supplemental Indenture dated as of June 1, 1969 of Eastern
             Edison (Exhibit D to Certificate of Notification, File No. 70-
             4748).

4-9.08  -    Eighth Supplemental Indenture dated as of July 1, 1972 of Eastern
             Edison (Exhibit C to Certificate of Notification, File No. 70-
             5195).

4-10.08 -    Ninth Supplemental Indenture dated as of September 1, 1973 of
             Eastern Edison (Exhibit F to Certificate of Notification, File No.
             70-5379).

4-11.08 -    Tenth Supplemental Indenture dated as of October 1, 1975 of
             Eastern Edison (Exhibit C to Certificate of Notification, File No.
             70-5719).

4-12.08 -    Eleventh Supplemental Indenture dated as of January 1, 1979 of
             Eastern Edison (Exhibit 5-24, Registration No. 2-65785).

4-13.08 -    Twelfth Supplemental Indenture dated as of October 1, 1980 of
             Eastern Edison (Exhibit F to Certificate of Notification, File No.
             70-6463).

4-14.08 -    Thirteenth Supplemental Indenture dated as of July 1, 1981 of
             Eastern Edison (Exhibit C to Certificate of Notification, File No.
             70-6608).

4-15.08 -    Fourteenth Supplemental Indenture dated as of June 1, 1982 of
             Eastern Edison (Exhibit C to Certificate of Notification, File No.
             70-6737).

4-16.08 -    Fifteenth Supplemental Indenture dated as of August 1, 1983 of
             Eastern Edison (Exhibit F to Certificate of Notification, File No.
             70-6851).

4-17.08 -    Sixteenth Supplemental Indenture dated as of September 1, 1984 of
             Eastern Edison (Exhibit 4-31, Form 10-K of EUA for 1984, File No.
             1-5366).

4-18.08 -    Seventeenth Supplemental Indenture dated as of July 1, 1986 of
             Eastern Edison (Exhibit F to Certificate of Notification, File No.
             70-7254).

4-19.08 -    Eighteenth Supplemental Indenture dated as of June 1, 1987 of
             Eastern Edison (Exhibit C to Certificate of Notification, File No.
             70-7373).

4-20.08 -    Nineteenth Supplemental Indenture dated as of November 1, 1987 of
             Eastern Edison (Exhibit C to Certificate of Notification, File No.
             70-7373).

4-21.08 -    Twentieth Supplemental Indenture dated as of May 1, 1988 of
             Eastern Edison (Exhibit C to Certificate of Notification, File No.
             70-7373).

4-22.08 -    Twenty-first Supplemental Indenture dated as of September 1, 1988 of Eastern Edison (Exhibit F to Certificate of Notification, File
             No. 20-7511).

4-23.08 -    Twenty-second Supplemental Indenture dated as of December 1, 1990 of Eastern Edison (Exhibit 4-34, Form 10-K of Eastern Edison for
             1990, File No. 0-8480).

4-24.08 -    Twenty-third Supplemental Indenture dated as of July 1, 1992 of
             Eastern Edison (Exhibit 4-24, Form 10-K of Eastern Edison for
             1992, File No. 8480).

4-25.08 -    Indenture dated as of December 1, 1990 of Eastern Edison with
             Citibank, N.A., as Trustee (Exhibit 4-35, Form 10-K of Eastern
             Edison for 1990, File No. 0-8480).

4-26.08 -    Form of Eastern Edison Medium Term Note (Exhibit 4-36, Form 10-K
             of Eastern Edison for 1990, File No. 0-8480).

4-27.08 -    Twenty-Fourth Supplemental Indenture dated as of May 1, 1993
             (filed as Exhibit A-27 to Form U-1, File No. 70-7865 of Eastern
             Edison).

4-28.08 -    Twenty-Fifth Supplemental Indenture dated as of July 1, 1993
             (filed as Exhibit A-28 to Form U-1, File No. 70-7865 of Eastern
             Edison).

                                 - Montaup -

4-1.05  -    Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10,
             Registration No. 2-41488).

4-2.05  -    Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit B-3,
             Form U5S of EUA for year 1973).

4-3.05  -    Form of 14% Debenture Bonds due 2005 of Montaup (Exhibit 4-11,
             Registration No. 2-55990).

4-4.05  -    Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
             Registration No. 2-65785).

4-5.05  -    Form of 16-1/2% Debenture Bonds due 2010 of Montaup (Exhibit 4-11,
             Form 10-K of EUA for 1980, File No. 1-5366).

4-6.05  -    Form of 12-3/8% Debenture Bonds due 2013 of Montaup (Exhibit 4-13,
             Form 10-K of EUA for 1983, File No. 1-5366).

4-7.05  -    Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
             10-Q of Eastern Edison for quarter ended September 30, 1983, File
             No. 0-8480).

4-8.05  -    Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10, Form
             10-K of Eastern Edison for 1990, File No. 0-8480).

4-9.05  -    Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit 4-11,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480).

Material Contracts:

                                   - EUA -

10-1.03  -   Employees' Retirement Plan of Eastern Utilities Associates and its
             Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205).

10-2.03  -   Employees' Retirement Plan of Eastern Utilities Associates and its
             Subsidiary Companies Plan as amended and restated, effective
             January 1, 1985 as amended as of January 1, 1985, July 1, 1987,
             January 1, 1989, December 30, 1990, July 1, 1991, September 2,
             1991, and March 1, 1992 (Exhibit 10-2, Form 10-K of EUA for 1985,
             File No. 1-5366; Exhibit 10-77, Form 10-K of EUA for 1986, File
             No. 1-5366; Exhibit 10-118, Form 10-K of EUA for 1987, File No.
             1-5366; Exhibit 10-95, Form 10-K of EUA for 1988, File No. 1-5366;
             Exhibit 10-79, Form 10-K of Eastern Edison for 1990, File No.
             0-8480; Exhibit 10-120, Form 10-K of EUA for 1991, File No. 1-
             5366; Exhibit 10-122, Form 10-K of EUA for 1991, File No. 1-5366;
             Exhibit 10-123, Form 10-K of EUA for 1991, File No. 1-5366;
             Exhibit 10-69, Form 10-K of EUA for 1992, File No. 1-5366).

10-3.03  -   Eastern Utilities Associates Employees' Savings Plan Trust
             Agreement.  (Filed on Exhibit 10-3 of Form 10-K of EUA for 1992,
             File No. 1-5366).

10-4.03  -   Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989.  (Filed as Exhibit 10-4 of
             Form 10-K of EUA for 1992, File No. 1-5366).

10-5.03  -   Form of Service Contract between EUA Service and each of the other companies (including Eastern Edison and Montaup) in the EUA System
            (Exhibit 13-1, Registration No. 2-55990).

10-6.03 -    Form of EUA Restricted Stock Plan effective July 17, 1989 (Exhibit
             10-13 of EUA Form 10-K for 1992, File No. 1-5366).

10-7.03  -   Service contract and supplement among the EUA System, New England
             Electric System, Boston Edison Co., New England Gas & Electric
             Association system and Vermont Electric Power Company, Inc. for services to be provided by the New England Power Service
             Company (Exhibit 10-14.03, EUA 10-K for 1993, File No. 1-5366).

10-8.03  -   Thirtieth Amendment to NEPOOL Agreement regarding pool planning, pool-planned facilities, pool-planned purchases and pool-planned unit provisions (Exhibit 10-15.03, EUA 10-K for 1993, File No.
             1-5366).

                             - Eastern Edison -

*10-1.08 -   Trust Indenture dated as of July 1, 1993 between Massachusetts
             Industrial Finance Agency and Shawmut Bank, N.A.

*10-2.08  -  Loan Agreement dated as of July 1, 1993 between Massachusetts
             Industrial Finance Agency and Eastern Edison.

*10-3.08 -   Power Purchase Agreement entered into as of September 20, 1993 by and between Meridian Middleboro Limited Partnership and Eastern
             Edison Company.

*10-4.08 -   Inducement Letter dated July 14, 1993 from Eastern Edison to the Massachusetts Industrial Finance Agency and Goldman, Sachs &
             Company and Citicorp Securities Markets, Inc.

                                - Montaup -

10-1.05  -   Montaup Contract, as amended (Exhibit 4-B, Registration No.
             2-14119; Exhibit 13-A1, Registration No. 2-14718; Exhibit
             4-B-2, Registration No. 2-26509; Exhibit 4-B-3, Registration
             No. 2-33061; Exhibits 13-3 and 13-4, Registration No. 2-48966;
             Exhibit B-2, Form U5S of EUA for year 1974 and Exhibit 5-40,
             Registration No. 2-62862).

10-2.05  -   Transmission Contract (composite copy) among Yankee Atomic
             Electric Company's Sponsors, including Montaup, dated June 30,
             1959 (Exhibit 13-6-D, Registration No. 2-15798).

10-3.05  -   Power Contract (composite copy) between Connecticut Yankee Atomic
             Power Company and Montaup dated July 1, 1964 (Exhibit B-1, File
             No.  70-4245).

10-4.05  -   Capital Funds Agreement (composite copy) between Connecticut
             Yankee Atomic Power Company and Montaup dated September 1, 1964
             (Exhibit B-2, File No. 70-4245).

10-5.05  -   Stockholder Agreement (composite copy) among Connecticut Yankee
             Atomic Power Company's Sponsors, including Montaup, dated July 1,
             1964 (Exhibit B-4, File No. 70-4245).

10-6.05  -   Capital Funds Agreement (composite copy) between Vermont Yankee
             Nuclear Power Corporation and Montaup dated as of February 1,
             1968, and Amendment thereto dated as at March 12, 1968 (Exhibit B-
             2, File No. 70-4611; Exhibit B-3, File No. 70-4611).

10-7.05  -   Form of Power Contract between Vermont Yankee Nuclear Power
             Corporation and Montaup dated as of February 1, 1968, as amended
             June 1, 1972, April 15, 1983, April 24, 1985, June 1, 1985, May 6,
             1988 (2), June 15, 1989 and December 1, 1989 (Exhibit B-4, File
             No.  70-4591; Exhibit 13-21, Registration No. 2-46612; Exhibit 10-
             63, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-74,
             Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-78, Form
             10-K of EUA for 1986, File No. 1-5366; Exhibits 10-97 and 10-98,
             Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-95, Form
             10-K of EUA for 1989, File No. 1-5366; Exhibit 10-80, Form 10-K of
             Eastern Edison for 1990, File No. 0-8480).

10-8.05  -   Sponsor Agreement (composite copy) among Vermont Yankee Nuclear
             Power Corporation's Sponsors, including Montaup, dated as of August 1, 1968 (Exhibit 4-0, Registration No. 2-33061).

10-9.05  -   Capital Funds Agreement (composite copy) between Maine Yankee and
             Montaup dated May 20, 1968 and as amended August 1, 1985 (Exhibit
             B-2, File No. 70-4658; Exhibit 10-78, Form 10-K of EUA for 1985,
             File No. 1-5366).

10-10.05 -   Power Contract (composite copy) between Maine Yankee Atomic and
             Montaup dated May 20, 1968, as amended December 19, 1983 and
             January 1, 1984 (Exhibit B-3, File No. 70-4658; Exhibit 10-64,
             Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form
             10-K of EUA for 1984, File No. 1-5366).

10-11.05 -   Stockholder Agreement (composite copy) among Maine Yankee
             Sponsors, including Montaup, dated May 20, 1968 (Exhibit B-4, File
             70-4658).

10-12.05 -   Agreement (composite copy) among Vermont Yankee Nuclear Power
             Corporation's Sponsors, including Montaup, dated as of April 30,
             1969 (Exhibit B-7, File No. 70-4435).

10-13.05 -   Form of Agreement among Maine Yankee Atomic Power Company's
             Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-4658).

10-14.05 -   Form of New England Power Pool Agreement dated as of September 1,
             1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973,
             March 15, 1974, June 1, 1975, September 1, 1975, December 31,
             1976,
             January 18, 1977, July 1, 1977, August 1, 1977, August 15, 1978,
             January 31, 1980, February 1, 1980, September 1, 1981, December 1,
             1981, June 1, 1982, June 15, 1983, October 1, 1983, August 1,
             1985, August 15, 1985, January 1, 1986, September 1, 1986, March
             1, 1988, May 1, 1988, March 15, 1989 and October 1, 1990, (Exhibit
             13-45, Registration No. 2-41488; Exhibit 13-38, Registration  No.
             2-46612;  Exhibits 13-39 and 13-40, Registration No. 2-48966;
             Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a),
             Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990,
             Exhibits 5-69 and 5-70, Registration Exhibit 13-35(a),
             Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990,
             Exhibits 5-69 and 5-70, Registration No. 2-58625; Exhibit 6, Form
             10-K of EUA for 1977, File No. 1-5366; Exhibit 1, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit No. 10-67, Registration No. 2-
             80205; Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366;
             Exhibit 10-66, Form 10-K of EUA for 1983, File No. 1-5366;
             Exhibits 10-75, 10-76, and 10-77, Form 10-K of EUA for 1985, File
             No. 1-5366; Exhibit 10-79, Form 10-K of EUA for 1986, File No. 1-
             5366; Exhibits 10-99 and 10-100, Form 10-K of EUA for 1988, File
             No. 1-5366; Exhibit 10-96, Form 10-K of EUA for 1989, File No. 1-
             5366; Exhibit 10-81, Form 10-K of Eastern Edison for 1990, File
             No. 0-8480).

10-15.05 -   Joint Ownership Agreement--NEPCO Nuclear Units dated as of January
             2, 1976 as amended August 6, 1976 among New England Power Company and other utilities, including Montaup (Exhibit 13-41, Registration No. 2-55990; Exhibit 5-77, Registration No. 2-58625).

10-16.05 -   Unit Participation Agreement between Maine Electric Power Company,
             Inc. and New Brunswick Electric Power Commission dated November
             15, 1971 (Exhibit 13-43.1, Registration No. 2-44377).

10-17.05 -   Assignment Agreement dated March 20, 1972 between Maine Electric
             Power Company, Inc. and New Brunswick Electric Power Commission
            (Exhibit 13-43.3, Registration No. 2-44377).

10-18.05 -   Agreement dated October 13, 1972 for Joint Ownership, Construction and Operation of Pilgrim Unit No. 2 among Boston Edison Company and other utilities including Montaup, as amended July 25, 1973, September 15, 1974, December 1, 1974, February 15, 1975, April 30,
             1975, June 30, 1975, November 30, 1975 and December 15, 1975
             (Exhibit 13-51, Registration No. 2-46612; Exhibit 13-56,
             Registration No. 2-48966; Exhibit B-5, Form U5S of EUA for year
             1974; Exhibit 13-52-A and 13-52-B, Registration No. 2-53819;
             Exhibit 13-45(a), Registration No. 2-54449; Exhibits 13-48 and
             13-47(a), Registration No. 2-55990).

10-19.05 -   Agreement dated as of May 1, 1973 for Joint Ownership,
             Construction and Operation of New Hampshire Nuclear Units among
             Public Service Company of New Hampshire and other utilities including Montaup, as amended as of May 24, 1974, June 21, 1974,
             September 25, 1974, October 25, 1974, January 31, 1975, as supplemented by Letter Agreement dated April 27, 1978 and amended as of April 18, 1979 (two amendments), April 25, 1979, June 8,
             1979, October 11, 1979, December 15, 1979, June 16, 1980, December
             31, 1980, June 1, 1982, April 27, 1984, June 15, 1984, March 8,
             1985, March 14, 1986, May 1, 1986, September 19, 1986, November
             1987, January 13, 1989 and November 1, 1990.  (Exhibit 13-57,
             Registration No. 2-48966; Exhibit B-6, Form U5S of EUA for year
             1974; Exhibit 5-130, Registration No. 2-62862; Exhibit 5-70,
             Registration No.  2-65785; Exhibit 2, Form 10-K of EUA for 1979,
             File No. 1-5366; Exhibit 5-34, Registration No. 2-69052; Exhibit
             20-1, Form 10-K of EUA for 1980, File No. 1-5366; Exhibit 10-69,
             Registration No.  2-80205; Exhibit 2, Form 10-Q of EUA for the
             Quarter Ended March 31, 1984, File No. 1-5366; Exhibit 3, Form 10-
             Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366;
             Exhibit 10-70, Form 10-K of EUA for 1985, File No. 1-5366;
             Exhibits 10-80 and 10-81, Form 10-K of EUA for 1986, File No. 1-
             5366; Exhibits 10-95 and 10-96, Form 10-K of EUA for 1987, File
             No. 1-5366; Exhibit 10-101, Form 10-K of EUA for 1988, File No. 1-
             5366; Exhibit 10-82, Form 10-K of Eastern Edison for 1990, File
             No. 0-8480).

10-20.05 -   Sharing Agreement dated as of September 1, 1973 among The
             Connecticut Light and Power Company and other utilities, including
             Montaup, concerning participation in a nuclear generating unit located in Connecticut (Millstone Unit No. 3), as amended and supplemented by Amendatory Agreement dated May 11, 1984 as amended as of April 1, 1986 (Exhibit B-17, Form U5S of EUA for year 1973;
             Exhibit B-8, as amended as of April 11, 1986, Form U5S of EUA for year 1974; Exhibit B-30, Form U5S of EUA for year 1976; Exhibit
             10-68, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit 10-82,
             Form 10-K of EUA for 1986, File No. 1-5366).

10-21.05 -   Agreement for Joint Ownership, Construction and Operation of
             William F. Wyman Unit No. 4 dated November 1, 1974 as amended June
             30, 1975, August 16, 1976 and December 31, 1978 among Central
             Maine Power Company and other utilities including Montaup (Exhibit
             B-9, Form U5S of EUA for year 1974; Exhibit 13-58, Registration
             No.  2-55990; Exhibit 5-95, Registration No. 2-58625; Exhibit 5-
             40, Registration No. 2-69052).

10-22.05 -   Agreement for Joint Ownership dated as of October 27, 1970 between
             Canal Electric Company and Montaup (Exhibit 13-71, Registration
             No.  2-55990).

10-23.05 -   Agreement for use of Common Facilities by Canal Units I and II and
             for Allocation of Related Costs dated as of October 27, 1970 between Canal Electric Company and Montaup (Exhibit 13-72,
             Registration No. 2-55990).

10-24.05 -   Supplementary Power Contract dated as of April 1, 1978, by and between Connecticut Yankee Atomic Power Company and Montaup
            (Exhibit 10-45, Form 10-K of EUA for 1987, File No. 1-5366).

10-25.05 -   Guarantee Agreement (composite copy) dated as of November 13, 1981 between The Connecticut Bank and Trust Company, as Trustee, and
             Montaup relating to debentures of Connecticut Yankee Atomic Power
             Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No. 1-
             5366).

10-26.05 -   Guarantee Agreement dated as of November 5, 1981 between Bankers
             Trust Company, as Trustee of the Vernon Energy Trust, and Montaup relating to a nuclear fuel sales agreement and related transactions entered into by Vermont Yankee Nuclear Power
             Corporation (Exhibit 10-63, Form 10-K of EUA for 1981, File No. 1-
             5366).

10-27.05 -   Agreement for Seabrook Project Disbursing Agent, dated as of May
             23, 1984, as amended March 8, 1985, May 20, 1985, June 18, 1985,
             January 1, 1986, November, 1987, August 1, 1989, and restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic
             Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter
             Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of
             EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88,
             Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-97, Form
             10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of
             Eastern Edison for 1990, File No. 0-8480).

10-28.05 -   Guarantee Agreement dated as of August 1, 1985 among The
             Connecticut Bank and Trust Company, Connecticut Yankee Atomic
             Power Company and Montaup Electric Company relating to Revolving
             Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of
             EUA for 1985, File No. 1-5366).

10-29.05 -   Equity Funding Agreement for New England Hydro-Transmission
             Corporation dated as of June 1, 1985, between New England
             Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of EUA for
             1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987,
             File No. 1-5366).

10-30.05 -   Equity Funding Agreement for New England Hydro-Transmission
             Electric Company, Inc. dated as of June 1, 1985, between New
             England Hydro-Transmission Electric Company, Inc. and several New
             England electric utilities, including Montaup as amended as of May
             1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

10-31.05 -   Unit Power Agreement for the Sale of Unit Capacity and Energy from
             Ocean State Power Project to Montaup Electric Company dated as of
             May 14, 1986 as amended as of August 27, 1986, September 27, 1987,
             October 21, 1988, July 21, 1989, February 1, 1990 and December 21,
             1990 (Exhibits 10-101 and 10-102, Form 10-K of EUA for 1986, File
             No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988,
             File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File
             No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-32.05 -   Power Purchase Agreement dated as of October 17, 1986, between
             Northeast Energy Associates and Montaup as amended as of June 28,
             1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366;
             Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

10-33.05 -   Unit Sales Agreement between Montaup Electric Company and
             Massachusetts Municipal Wholesale Electric Company for Purchase of
             Capacity and Energy from Canal No. 2 dated as of November 1, 1986
            (Exhibit 10-105, Form 10-K of EUA for 1986, File No. 1-5366).

10-34.05 -   Settlement Agreement dated as of January 13, 1989 among Montaup,
             EUA Power, certain past and present owners of the Seabrook Project and Yankee Atomic Electric Company (Exhibit 10-110, Form 10-K of
             EUA for 1988, File No. 1-5366).

10-35.05 -   Unit Power Agreement for the Sale of Second Unit Capacity and
             Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended by an amendment dated
             July 21, 1989, and February 7, 1990 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989,
             File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-36.05 -   Purchase Power Contract between Newport and Montaup dated July 23,
             1963, as revised on March 23, 1983 (Exhibit 10-108, Form 10-K of
             EUA for 1990, File No. 1-5366).

10-37.05 -   Purchase Power Contract between Newport and Montaup for Contract
             Demand Service effective May 1, 1983, as amended on July 1, 1983,
             December 28, 1983 and November 1, 1984 (Exhibit 10-89, Form 10-K of Eastern Edison for 1990, File No. 0-8480 and Exhibit 10-109,
             Form 10-K of EUA for 1990, File No. 1-5366).

 10-38.05-   Power Contract (composite copy) between Yankee Atomic and Montaup dated June 30, 1959 as Revised April 1, 1975 and as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989
             and July 1, 1989 (Exhibit 13-6, Registration No. 2-72654; Exhibit
             10-73, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-96,
             Form 10-K of EUA for 1988, File No. 1-5366; Exhibits 10-93 and 10-
             94, Form 10-K of EUA for 1989, File No. 1-5366).

*10-39.05 -  Memorandum of understanding by and between Canal Electric Company and Montaup Electric Company dated September 23, 1993.

*10-40.05 -  Ancillary Agreement by and between Algonquin Gas Transmission
             Company, Canal Electric Company and Montaup Electric Company dated October 8, 1993.

Amendments to Exhibits Previously Filed:

None.

Subsidiaries of the Registrant:

23-1.08  -   Montaup Electric Company, which is organized in Massachusetts, is the only subsidiary of Eastern Edison Company and does business under its indicated corporate name.




 (b)    Reports on Form 8-K.

        - On January 25, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).

        - On March 23, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           Signature                          Title                      Date

   EASTERN EDISON COMPANY

                                                                    March 21,
1994
By /s/ Richard M. Burns       Vice President
   -----------------------  (Principal Accounting Officer)
   Richard M. Burns

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Donald G. Pardus        Chairman of the Board (Principal
   ------------------------    Executive Officer) and Director
   Donald G. Pardus


   /s/ John R. Stevens         Vice Chairman and Director
   ------------------------    (Principal Financial Officer)
   John R. Stevens


   /s/ Richard M. Burns        Vice President
   ------------------------    (Principal Accounting Officer)
   Richard M. Burns


   /s/ John D. Carney          President and Director
   ------------------------
   John D. Carney


   /s/ Arthur A. Hatch         Executive Vice President and
   ------------------------    Director
   Arthur A. Hatch

                                                        March 21, 1994
   /s/ Robert G. Powderly      Executive Vice President and
   ------------------------    Director
   Robert G. Powderly


   /s/ Robert W. Giggey        Director
   ------------------------
   Robert W. Giggey


   /s/ Donald H. Ramsbottom    Director
   ------------------------
   Donald H. Ramsbottom


   /s/ Elizabeth Alden         Director
   ------------------------
   Elizabeth Alden








                       EASTERN EDISON COMPANY AND SUBSIDIARY


                            Item 8 and Item 14(a)(1).
                       Consolidated Financial Statements and
                                Supplementary Data


                                 Item 14(a)(2).
                           Financial Statement Schedules


                     Eastern Edison Company and Subsidiary
                             Consolidated Statement of Income
                                Years Ended December 31,
                                  (In Thousands)

                                               1993           1992           1991
Operating Revenues:
   From Affiliated Companies              $   121,934    $   118,080    $   120,774
   Other                                      295,087        302,108        293,835
     Total Operating Revenues                 417,021        420,188        414,609
Operating Expenses:
   Fuel                                        85,066         96,589         98,874
   Purchased Power - Demand                   121,379        123,151        122,811
   Other Operation and Maintenance (Schedul    80,781         72,009         72,827
   Affiliated Company Transactions             23,700         23,840         24,239
   Depreciation and Amortization               26,450         25,991         25,604
   Taxes - Other than Income (Schedule X)       9,287          9,400          8,062
              - Income                         15,945         16,074         10,030
         Total Operating Expenses             362,608        367,054        362,447
Operating Income                               54,413         53,134         52,162
Equity in Earnings of Jointly Owned Compani     1,750          1,953          2,011
Allowance for Other Funds Used During
   Construction                                   289            417            547
Other (Deductions) Income - Net                  (289)         5,643          1,540
Income Before Interest Charges                 56,163         61,147         56,260
Interest Charges:
   Interest on Long-Term Debt                  22,584         27,509         30,151
   Other Interest Expense                       2,863          1,261           (448)
   Allowance for Borrowed Funds Used During
       Construction (Credit)                     (385)          (530)          (990)
         Net Interest Charges                  25,062         28,240         28,713
Net Income                                     31,101         32,907         27,547
Preferred Dividend  Requirements                2,956          3,676          3,784
Consolidated Net Earnings                 $    28,145    $    29,231    $    23,763



                        Consolidated Statement of Retained Earnings
                                 Years Ended December 31,
                                    (In Thousands)

                                               1993           1992           1991

Retained Earnings - Beginning of Year     $   100,767    $    91,636    $    84,389
Net Income                                     31,101         32,907         27,547
Redemption Cost of Preferred Stock                               (16)           (17)
Amortization of Preferred Stock Redemption       (597)          (596)          (597)
      Total                                   131,271        123,931        111,322
Dividends Paid:
  Preferred                                     2,977          3,676          3,784
  Common                                       24,779         19,488         15,902
Retained Earnings - End of Year           $   103,515    $   100,767    $    91,636

The accompanying notes are an integral part of the financial statements.



                         Eastern Edison Company and Subsidiary
                          Consolidated Statement of Cash Flows
                                Years Ended December 31,
                                  (In Thousands)

                                               1993           1992           1991
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                $    31,101    $    32,907    $    27,547
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
       Depreciation and Amortization           29,477         28,582         31,663
       Amortization of Nuclear Fuel             5,136          5,055          4,219
       Deferred Taxes                           2,981          8,530          5,409
       Investment Tax Credit, Net              (1,016)        (1,078)           153
       Allowance for Funds Used During Cons      (675)          (947)        (1,537)
       Other - Net                             (2,246)        (3,744)        (1,089)
Changes to Operating Assets and Liabilities:
       Accounts Receivable                         (7)        21,255        (24,987)
       Fuel, Materials and Supplies               899           (145)         4,998
       Accounts Payable                          (792)         1,772          3,102
       Accrued Taxes                              835            585          7,215
       Other - Net                             (6,148)        (5,866)           817
Net Cash Provided from Operating Activities    59,545         86,906         57,510

CASH FLOW FROM INVESTING ACTIVITIES:
    Construction Expenditures                 (22,581)       (14,664)       (20,045)
    Investment in Subsidiaries                                                   30
    Net Cash Used in Investing Activities     (22,581)       (14,664)       (20,015)

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuances:

     Long-Term Debt                           195,000         35,000
     Preferred Stock                           30,000
   Redemptions:

     Long-Term Debt                          (205,000)       (80,000)
     Preferred Stock                          (41,600)        (1,200)        (1,200)
     Premium on Reacquisition and Financing   (12,430)        (3,102)          (520)
   Common Stock Dividends Paid                (24,779)       (19,488)       (15,902)
   Preferred Dividends Paid                    (2,977)        (3,676)        (3,784)
   Net Cash Used in Financing Activities      (61,786)       (72,466)       (21,406)

   Net (Decrease) Increase in Cash
   and Temporary Cash Investments             (24,822)          (224)        16,089

   Cash and Temporary Cash Investments at
     Beginning of Year                         25,519         25,743          9,654

   Cash and Temporary Cash Investments at
     End of Year                          $       697    $    25,519    $    25,743


  Cash paid during the year for:
     Interest (Net of Amounts Capitaliz   $    27,200    $    26,786    $    29,102
     Income Taxes                         $    13,372    $       911    $     2,202


The accompanying notes are an integral part of the financial statements.


                        Eastern Edison Company and Subsidiary
                             Consolidated Balance Sheet
                                   December 31,
                                  (In Thousands)
                                      ASSETS
                                                              1993           1992
Utility Plant and Other Investments:
   Utility Plant (Schedule V)                            $   791,443    $   780,295
   Less Accumulated Provision for Depreciation
   (Schedule VI)                                             226,391        209,374

   Net Utility Plant                                         565,052        570,921
   Non-Utility Property - Net (Schedules V & VI)               2,705          2,705
   Investment in Jointly Owned Companies                      13,425         13,596
   Other Investments (at cost)                                    50             50
         Total Utility Plant and Other Investments           581,232        587,272
Current Assets:
   Cash and Temporary Cash Investments                           697         25,519
   Accounts Receivable:
       Customers                                              25,989         26,181
       Others                                                  2,569          2,134
       Accrued Unbilled Revenue                                8,595          8,090
       Associated Companies                                   11,220         11,962
   Fuel (at average cost)                                      6,324          7,180
   Plant Materials and Operating Supplies (at average cost)    3,514          3,557
   Prepayments and Other Current Assets                       10,848         14,022
       Total Current Assets                                   69,756         98,645
Deferred Debits:
   Unrecovered Regulatory Plant Costs                         16,908         22,663
   Other Deferred Debits                                      74,377         67,930
       Total Deferred Debits                                  91,285         90,593
Total Assets                                             $   742,273    $   776,510



                         LIABILITIES AND CAPITALIZATION

Capitalization:
   Common Equity                                         $   223,005    $   220,257
   Non-Redeemable Cumulative Preferred Stock - Net                 0          8,949
   Redeemable Preferred Stock - Net                           29,670         30,643
   Preferred Stock Redempton Cost                             (4,846)        (2,472)
   Long-term Debt - Net                                      264,134        269,995
       Total Capitalization                                  511,963        527,372
Current Liabilities:
   Redeemable Preferred Stock Sinking Fund                         0          1,400
   Long-term Debt Due Within One Year                              0          5,000
   Accounts Payable:
      Public                                                  22,611         24,748
      Associated Companies                                     4,221          2,876
   Customer Deposits                                           1,141          1,036
   Taxes Accrued                                               4,225          3,391
   Interest Accrued                                            6,136          9,276
   Other Current Liabilities                                   9,009         15,295
     Total Current Liabilities                                47,343         63,022
Deferred Credits:
   Unamortized Investment Credit                              19,132         20,149
   Other Deferred Credits                                     46,229         50,699
     Total Deferred Credits                                   65,361         70,848
Accumulated Deferred Taxes                                   117,606        115,268
Commitments and Contingencies (J)
Total Liabilities and Capitalization                     $   742,273    $   776,510

( ) Denotes Contra

  The accompanying notes are an integral part of the financial statements.


                         Eastern Edison Company and Subsidiary
                        Consolidated Statement of Capitalization
                                   December 31,
                                  (In Thousands)

                                                              1993           1992
Common Stock:
  $25 par value, authorized and outstanding
     2,891,357 shares                                    $    72,284    $    72,284
   Other Paid-In Capital                                      47,249         47,249
   Common Stock Expense                                          (43)           (43)
   Retained Earnings                                         103,515        100,767
       Total Common Equity                                   223,005        220,257
Non-Redeemable Cumulative Preferred Stock:
   4.64%, $100 par value, 60,000 shares (1)                                   6,000
   8.32%, $100 par value, 30,000 shares (1)                                   3,000
   Expense, Net of Premium                                                      (51)
       Total Non-Redeemable Preferred Stock                        0          8,949
Redeemable Preferred Stock:
   9.00%, $100 par value 120,000 shares (1)                                  12,000
   9.80%,  $100 par value 200,000 shares (1)                                 19,200
   6 5/8%, $100 par value, 300,000 shares (1)                 30,000
   Expense, Net of Premium                                      (330)          (557)
   Preferred Stock Redemption Cost                            (4,846)        (2,472)
       Total Redeemable Preferred Stock                       24,824         28,171
Long-Term Debt:
   First Mortgage and Collateral Trust Bonds:
   5 7/8% due 1998                                            20,000
   6 7/8% due 2003                                            40,000
   8% due 2023                                                40,000
   5 3/4% due 1998                                            40,000
   6.35% due 2003                                              8,000
   4.875% due 1996                                             7,000
   4 1/2% due 1993                                                            5,000
   8.90% Secured Medium-Term Notes due 1995                   10,000         10,000
   7.78% Secured Medium-Term Notes due 2002                   35,000         35,000
   6 1/2% due 1997                                                            7,000
   10 1/8% due 1997                                                          35,000
   9 7/8% due 1998                                                           40,000
   8 3/8% due 1999                                                            5,000
   7 7/8% due 2002                                                            8,000
   8 3/8% due 2003                                                           10,000
   9 5/8% due 2016                                                           55,000
   Pollution Control Revenue Bond:
   5 7/8% due 2008                                            40,000
   10 1/8% due 2008                                                          40,000
   Unsecured Medium-Term Notes:
   9-9 1/4% due 1995 - Series A                               25,000         25,000
Unamortized (Discount) - Net                                    (866)            (5)
       Total                                                 264,134        274,995
Less Portion Due Within One Year                                              5,000
       Total Long-Term Debt                                  264,134        269,995
Total Capitalization                                     $   511,963    $   527,372


    (1)  Authorized and Outstanding.
   The accompanying notes are an integral part of the financial statements.


                       EASTERN EDISON COMPANY AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1993, 1992, and 1991


(A)  Summary of Significant Accounting Policies:

     General: The accounting policies and practices of Eastern Edison and of Montaup are subject to regulation by FERC and the MDPU with respect to their rates and accounting. Eastern Edison and Montaup conform with generally accepted accounting principles, as applied in the case of regulated public utilities, and conform with the accounting requirements and ratemaking practices of the regulatory authority having jurisdiction.

     Principles_of_Consolidation: The consolidated financial statements include the accounts of Eastern Edison and its subsidiary, Montaup. All material intercompany balances and transactions have been eliminated in consolidation.

     Jointly_Owned_Companies: Montaup follows the equity method of accounting for its stock ownership investments in jointly owned companies including four regional nuclear generating companies. Montaup's investments in these nuclear generating companies range from 2.25 to 4.50 percent. Montaup is entitled to the electricity produced from these facilities based on its ownership interests and is billed pursuant to contractual agreements which are approved by FERC.

     One of the four nuclear generating facilities is being decommissioned, but Montaup is required to pay its share of certain continuing costs (see Note J - Commitments and Contingencies -- Nuclear Power Supply).

     Montaup also has an equity investment of 3.27% in each of the two companies which own and operate interconnection facilities used to transmit hydroelectric power between the Hydro-Quebec Electric System and New England.

     Transactions_with_Affiliates: Eastern Edison is a wholly owned subsidiary of EUA. In addition to its investment in Eastern Edison, EUA has interests in two other retail companies, a service corporation, and three other non-utility companies.

     Transactions between Montaup and other affiliated companies include the following: sales of electricity by Montaup to Blackstone and Newport of approximately $121,447,000 in 1993, $117,714,000 in 1992 and $120,511,000 in
1991; accounting, engineering and other services rendered by EUA Service to Eastern Edison and Montaup of approximately $27,418,000, $23,196,000, and $23,206,000 in 1993, 1992 and 1991, respectively; and, operating expense from the rental of transmission facilities by Blackstone to Montaup of approximately $2,884,000 in 1993 $2,445,000 in 1992, and $2,660,000 in 1991. Montaup rental of transmission facilities to Newport for the years 1993, 1992, and 1991 amounted to $487,000, $365,000, and $263,000 respectively. Transactions with affiliated companies are subject to review by applicable regulatory commissions.

     Utility_Plant_and_Depreciation: Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and material, allocable overhead, allowance for funds used during

(A)  Summary of Significant Accounting Policies: -- (Continued)


construction and indirect charges for engineering and supervision. For financial statement purposes, depreciation is computed on the straight-line method based on estimated useful lives of the various classes of property. Provisions for depreciation, on a consolidated basis, were equivalent to a composite rate of approximately 3.2% for 1993 and 1992, and 3.1% for 1991 based on the average depreciable property balances at the beginning and end of each year.

     Allowance_for_Funds_Used_During_Construction: AFUDC represents the estimated cost of borrowed and equity funds used to finance Eastern Edison's and Montaup's construction program. In accordance with regulatory accounting, AFUDC is capitalized, as a cost of utility plant, in the same manner as certain general and administrative costs. AFUDC is not an item of current cash income, but is recovered over the service life of utility plant in the form of increased revenues collected as a result of higher depreciation expense. The combined rate used in calculating AFUDC was 9.3% in 1993, 10.83% in 1992, and 11.56% in 1991.

     Operating_Revenues: Revenues are based on billing rates authorized by applicable federal and state regulatory commissions. Eastern Edison follows the policy of accruing the estimated amount of unbilled base rate revenues for electricity provided at the end of the month to more closely match costs and revenues. Montaup recognizes revenues when billed. In addition, Eastern Edison and Montaup also record the difference between fuel costs incurred and fuel costs billed. Montaup also records the difference between purchased power costs incurred and billed.

     Income_Taxes: The general policy of Eastern Edison and Montaup with respect to accounting for federal income taxes is to reflect in income the estimated amount of taxes currently payable, as determined from the consolidated tax return on an allocated basis, and to provide for deferred taxes on certain items subject to temporary differences to the extent permitted by the various regulatory commissions.

     As permitted by the regulatory commissions, it is the policy of Eastern Edison and Montaup to defer recognition of the annual investment tax credits and to amortize these credits over the productive lives of the related assets.

     Cash_and_Temporary_Cash_Investments: Eastern Edison and Montaup consider all highly liquid investments and temporary cash investments with a maturity of three months or less, when acquired, to be cash equivalents.

(B)  Income Taxes:


     Components of income tax expense for the years 1993, 1992 and 1991 are as follows:


________________________________________________________________
(In_Thousands)____________________1993________1992________1991__

Federal:
  Current                        $11,554     $ 8,236     $ 3,548
  Deferred                         2,841       6,141       3,619
  Investment Tax Credit, Net     _(1,016)    _(1,078)    ____153
                                 _13,379     _13,299     __7,320

State:
  Current                          2,359       2,044         725
  Deferred                       ____207     ____731     __1,985
                                 __2,566     __2,775     __2,710
Charged to Operations             15,945      16,074      10,030
Charged to Other Income:
  Current                            392         171      (1,592)
  Deferred                       ____(67)    __1,658     ___(195)
    Total                        $16,270     $17,903     $ 8,243
                                 =======     =======     =======


     Total income tax expense was different than the amounts computed by applying federal income tax statutory rates to book income subject to tax for the following reasons:


__________________________________________________________________________
(In_Thousands)______________________________1993________1992________1991__

Federal Income Tax Computed at
  Statutory Rates                         $16,580     $17,275     $12,169
(Decreases) Increases in Tax from:
  Equity Component of AFUDC                  (101)       (142)       (186)
  Depreciation of Equity AFUDC                851         493          67
  Amortization and Utilization of ITC      (1,066)     (1,069)     (1,071)
  Consolidated Tax Savings                   (314)                 (3,060)
  State Taxes, Net of Federal Income
    Tax Benefit                             1,735       2,087       1,890
    Cost of Removal                          (273)        150        (853)
  Other                                   __1,142     ___(891)    ___(713)
Total Income Tax Expense                  $16,270     $17,903     $ 8,243
                                          =======     =======     =======


(B)  Income Taxes -- Continued

      The provision for deferred taxes resulting from temporary differences is comprised of the following:
_________________________________________________________________________
(In_Thousands)_____________________________1993________1992________1991__

Excess Tax Depreciation                 $ 5,704       6,851     $ 7,121
Debt Component of AFUDC                  (1,899)     (1,899)     (1,924)
Abandonment Losses                                     (622)       (706)
Capitalized Overheads                       (97)       (337)       (690)
Effect of State and Local Taxes             196       1,020       1,985
Deferred Charges                            556        (538)       (751)
Conservation and Load Management           (315)       (315)       (325)
Pilgrim Refund                               83         112       2,180
Net Operating Loss Carry Forward                      1,702      (1,469)
Other -- Net                             (1,201)      1,309         (12)
Alternative Minimum Tax                                 256
Pensions                                ___(46)     ____991     _______
Total                                   $ 2,981     $ 8,530     $ 5,409
                                        =======     =======     =======

     Eastern Edison and Montaup adopted FASB statement No. 109, "Accounting for Income Taxes" (FAS109) effective as of January 1, 1993. FAS109 superseded FASB Statement No. 96 (FAS96) which required recognition of deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes using the liability method. Under the liability method deferred tax liabilities or assets are computed using the tax rates that will be in effect when temporary differences reverse. Generally, for regulated companies, the change in tax rates may not be immediately recognized in operating results because of rate making treatment and provisions in the Tax Reform Act of 1986. The adoption of FAS109 had no impact on the results of operations for 1993. At December 31, 1993 total deferred tax assets for which no valuation allowance was deemed necessary were $24.3 million and total deferred tax liabilities were $141.6 million.

Total deferred tax assets and liabilities are comprised as follows:

                     Deferred Tax                        Deferred Tax
                         Assets                          Liabilities
                        ($000)                             ($000)

Plant Related                          Plant Related
     Differences         16,721            Differences      135,707
Alternative                            Refinancing
     Minimum Tax          4,254            Costs              1,866
Litigation Provisions       811        Pensions               1,404
Pensions                    421
Other                     2,142          Other                2,595
     Total               24,349            Total            141,572
                         ======                             =======

     As of December 31, 1993 and 1992, the Company had recorded on its Consolidated Balance Sheet a regulatory liability to ratepayers of approximately $24.7 million and $31.3 million, respectively. This amount primarily represents excess deferred income taxes resulting from the reduction in the federal income tax rate and also includes deferred taxes provided on investment tax credits. Also at December 31, 1993, and 1992 a regulatory asset of approximately $42.3 million and $46.5 million, respectively had been recorded, representing the cumulative amount of federal income taxes on temporary depreciation differences which were previously flowed through to ratepayers.

     Montaup has approximately $597,000 of investment tax credit carryforwards which expire between the years 2001 and 2005. Eastern Edison and Montaup have approximately $100,000 and $4.2 million, respectively, of alternative minimum tax credits which can be utilized to reduce the EUA System's consolidated regular tax liability and have no expiration.

(C)  Capital Stock:

     Eastern Edison redeemed with available cash its 8.32% Series and 4.64% Series non-redeemable preferred stock on June 1, 1993 and December 1, 1993, respectively. In connection with these redemptions, Eastern Edison incurred premiums of approximately $106,000 related to the 8.32% Series and $179,000 related to 4.64% Series. These amounts are included in Preferred Stock Redemption Costs on the Consolidated Statement of Capitalization. Eastern Edison will seek recovery of these amounts in its next rate proceeding.

     Under the terms and provisions of the issues of preferred stock of Eastern Edison, certain restrictions are placed upon the payment of dividends on common stock by Eastern Edison. At December 31, 1993 and 1992, the respective capitalization ratios were in excess of the minimum requirements which would make these restrictions effective.

(D)  Redeemable Preferred Stock:

     On June 1, 1993, Eastern Edison used available cash to redeem all of its 9.00% Series Preferred Stock. In connection with this redemption, a premium of approximately $850,500 was incurred and is included in Preferred Stock Redemption Costs on the Consolidated Statement of Equity Capital and Preferred Stock.

     On August 11, 1993, Eastern Edison issued 300,000 shares of $100 par value, 6-5/8% Preferred Stock. The proceeds were used to redeem its outstanding 9.80% Series Preferred Stock and for other corporate purposes. In connection with the 9.80% Series redemption, Eastern Edison incurred a premium of approximately $1,352,000. This premium is also included in Preferred Stock Redemption Costs on the Consolidated Statement of Equity Capital and Preferred Stock. Eastern Edison will seek recovery of these premiums in its next rate proceeding.

     Eastern Edison's 6-5/8% Preferred Stock issue is entitled to mandatory sinking funds sufficient to redeem 15,000 shares during each twelve-month period commencing September 1, 2003. The redemption price is $100 per share plus accrued dividends. All outstanding shares of the 6-5/8% issue will be subject to mandatory redemption on September 1, 2008 at a price of $100 per share plus accrued dividends.

(D)  Redeemable Preferred Stock -- Continued

     In the event of liquidation, the holders of Eastern Edison's 6-5/8% Preferred Stock are entitled to $100 per share plus accrued dividends.

(E)  Retained Earnings:

     Under the provisions of Eastern Edison's Indenture securing the First Mort gage and Collateral Trust Bonds, retained earnings in the amount of approximately $97,803,000 as of December 31, 1993 were unrestricted as to the payment of cash dividends on its Common Stock.

(F)  Long-Term Debt:

     The various mortgage bond issues of Eastern Edison are collateralized by substantially all of their utility plant. In addition, Eastern Edison's bonds are collateralized by securities of Montaup, which are wholly-owned by Eastern Edison, in the principal amount of approximately $259 million.

     In May 1993, Eastern Edison issued $100 million of First Mortgage and Collateral Trust Bonds (FMBs) in the following denominations: (i) $20 million of 5-7/8% Bonds due May 1, 1998; (ii) $40 million of 6-7/8% Bonds due May 1, 2003; and (iii) $40 million of 8% Bonds due May 1, 2023. The proceeds were used to redeem Eastern Edison's $55 million of 9-5/8%, $35 million of 10-1/8% and $10 million of 8-3/8% FMBs.

     In June 1993, Eastern Edison used available cash to redeem $5 million of 8-3/8% FMBs.

     In July 1993, Eastern Edison issued $40 million 5-3/4% FMBs, proceeds of which were used to redeem its $40 million 9-7/8% FMBs in September 1993.

     Eastern Edison redeemed in mid-August 1993 its $40 million 10-1/8% Pollution Control Revenue Bonds with the proceeds from the July issuance of $40 million 5-7/8% Pollution Control Revenue Bonds.

     In September 1993, Eastern Edison issued $8 million of 6.35% FMBs due September 1, 2003 and $7 million of 4.875% FMBs due September 1, 1996. The proceeds were used to redeem $8 million of 7-7/8% FMBs due 2002 and $7 million of 6.5% FMBs due 1997.

     The Company aggregate amount of current cash sinking fund requirements and maturities of long-term debt, (excluding amounts that may be satisfied by available property additions) for each of the five years following 1993 are: none in 1994, $35 million in 1995, $7 million in 1996, none in 1997 and $60 million in 1998.

(G)  Lines of Credit:

     EUA System companies including Eastern Edison maintain short-term lines of credit with various banks aggregating approximately $140 million. At December 31, 1993, unused short-term lines of credit were approximately $103 million.
In accordance with informal agreements with the various banks, commitment fees are required to maintain certain lines of credit.

(H) Jointly Owned Facilities:

     At December 31, 1993, in addition to the stock ownership interests discussed in Note A, Summary of Significant Accounting Policies - Jointly Owned Companies, Montaup had direct ownership interests in the following electric generating facilities (dollars in thousands):

                                         Accumulated
                                        Provision For   Net   Construc-
                              Utility   Depreciation  Utility    tion
                     Percent  Plant in      and      Plant in  Work in
                      Owned   Service   Amortization  Service  Progress

Montaup:
  Canal Unit 2       50.00%   $ 67,000     $40,142   $ 26,858   $  873
  Wyman Unit 4        1.96%      4,020       1,803      2,217       11
  Seabrook Unit 1     2.90%    207,898      15,676    192,222    1,480
  Millstone Unit 3    4.01%    183,938      33,491    150,447      486

     The foregoing amounts represent Montaup's interest in each facility, including nuclear fuel where appropriate, and are included on the like-captioned lines on the Consolidated Balance Sheet. At December 31, 1993, Montaup's total net investment in nuclear fuel of the Seabrook and Millstone Units amounted to $5.7 million and $2.8 million, respectively. Montaup's shares of related operating and maintenance expenses with respect to units reflected in the table above are included in the corresponding operating expenses.

(I)  Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

     Cash and Temporary Cash Investments: The carrying amount approximates fair value because of the short-term maturity of those instruments.

     Redeemable Preferred Stock and Long-Term Debt: The fair value of the Company's redeemable preferred stock and long-term debt were based on quoted market prices for such securities.

     The estimated fair values of the Company's financial instruments at December 31, 1993 are as follows (dollars in thousands):

                                                 Carrying         Fair
                                                  Amount          Value
       _________________________________________________________________
       Cash and Temporary Cash Investments       $    697       $    697

       Redeemable Preferred Stock                  30,000         30,975

       Long-Term Debt                             265,000        270,827

(J)  Commitments and Contingencies:

     Joint owners of nuclear projects are also subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On February 28, 1991, EUA Power (now known as Great Bay Power Corporation), a 12.13% owner of the Seabrook Project in which Montaup has a 2.9% ownership interest, filed for protection under Chapter 11 of the federal Bankruptcy Code. The Great Bay Power Corporation Plan of Reorganization was confirmed by the Bankruptcy Court on March 5, 1993. On February 2, 1994, the Official Bondholders Committee of Great Bay Power Corporation announced that it accepted a plan of reorganization financing proposal from Omega Advisers, Inc. which provided for a $35 million equity investment in exchange for 60% of the equity of the reorganized Great Bay Power Corporation. Implementation of the Omega proposal will require modification of the plan of reorganization and approval from the Bankruptcy Court, the NRC, FERC and the NHPUC. Under the plan, as modified, the bondholders will receive 40% of the equity in the reorganized Great Bay Power Corporation in exchange for their bondholder claims.

     Nuclear Fuel Disposal and Nuclear Plant Decommissioning Costs: The Nuclear Waste Policy Act of 1982 (NWPA) establishes that the federal government is responsible for the disposal of spent nuclear fuel and obligates the Department of Energy (DOE) to design, license, build and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. NWPA specifies that DOE provide for the disposal of the waste and spent fuel starting in 1998. DOE does not expect to achieve this date. As an interim strategy, DOE is considering making available other federal government sites to temporarily accommodate those firms that have depleted their own on-site spent nuclear fuel storage capacity. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage or disposal on or before 2010. However, the NRC, which must license the site, has stated only that a permanent repository will become available by the year 2025. Millstone Unit 3 management has indicated it has sufficient on-site storage facilities to accommodate high level wastes and spent fuel for the projected life of the unit. Only minimal capital expenditures are projected for the foreseeable future. At Seabrook there is on-site storage capacity which, with minimal capital expenditures, should be sufficient for twenty years, or to the year 2010. No near-term capital expenditures are anticipated to accommodate an increase in storage requirements after 2010. Montaup is required to pay a fee based on its share of the generation from Millstone Unit 3 and Seabrook Unit
1.  Montaup is recovering these fees through its fuel adjustment clause.

     Also, Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $15.1 million in 1993 dollars, and Seabrook Unit 1 is $10.6 million in 1993 dollars. These figures are based on studies performed for the lead owners of the plants. Montaup also pays into decommissioning reserves pursuant to contractual arrangements with other nuclear generating facilities in which it has an equity ownership interest or life of the unit entitlement. Such expenses are currently recoverable through rates.

     In December 1992, Montaup commenced a declaratory judgment action in which it sought to have the Massachusetts Superior Court determine its rights under


(J)  Commitments and Contingencies -- Continued

the Power Purchase Agreement between it and Aquidneck Power Limited Partnership (Aquidneck). Montaup sought a declaration that the Power Purchase Agreement was binding on the parties according to its terms. Aquidneck asserted that Montaup had either an express or implied obligation to negotiate new terms and conditions to the Power Purchase Agreement. Specifically, the defendants sought to amend, through negotiations, certain milestone events to which they were bound in the Power Purchase Agreement as written. Aquidneck failed to meet the first milestone of January 1, 1993. Accordingly, on January 5, 1993, Montaup exercised its rights to terminate the Power Purchase Agreement effective immediately. In January 1994, a counterclaim by Aquidneck claimed certain breaches of the Power Purchase Agreement, including an alleged failure on the part of Montaup to renegotiate the terms and conditions of the Power Purchase Agreement relating to the first milestone event. Also in January 1994, Aquidneck sought to join EUA and EUA Service as parties to the suit.

     Aquidneck apparently claims $11 million of damages on the theory that EUA can "avoid an approximately $11 million obligation to purchase capacity and power which it does not currently need." Aquidneck seeks treble damages claiming Montaup, EUA and EUA Service violated state laws willfully and knowingly.

     Montaup, EUA and EUA Service intend to defend the counterclaim vigorously and believe that Aquidneck's claims have no basis in law.

     Pensions: Eastern Edison and Montaup participate with the other EUA System companies in non-contributory defined benefit pension plans covering substantially all of their employees. Regulatory plan benefits are based on years of service and average compensation over the four years prior to retirement. In the case of the supplemental retirement plan for certain officers of the EUA System, benefits are based on compensation at retirement date. It is the EUA System's policy to fund the regular plan on a current basis in amounts determined to meet the funding standards established by the Employee Retirement Income Security Act of 1974.

      Net pension (income) expenses for 1993, 1992 and 1991 included the following components (in thousands):

                                          1993          1992           1991
Service cost - benefits earned during
  the period                          $ 1,414,382   $ 1,342,740    $ 1,256,862
Interest cost on projected benefit
  obligation                            5,133,080     4,719,450      4,385,884
Actual return on assets               (10,891,951)   (4,834,470)   (13,754,350)
Net amortization and deferrals          4,017,972    (1,689,973)     7,294,633
      Total pension
        (income) expense              $(  326,517)  $(  462,253)   $(  816,971)
                                      ===========   ===========    ===========



(J)   Commitments and Contingencies -- Continued

Assumptions used to determine pension cost:

                                       1993          1992           1991
Discount Rate                          8.75%         8.75%          8.75%
Compensation Increase Rate             6.00%         6.00%          6.00%
Long-Term Return on Assets            10.00%        10.00%         10.00%

     The assumptions used to determine pension costs were changed effective
January 1, 1994 to 7.25%, 4.75%, and 9.50%, for the discount rate, compensation increase rate, and long-term return on assets rate, respectively. The funded status of the plan cannot be presented separately for Eastern Edison and Montaup as they participate in the plan with other subsidiaries of EUA.

     All benefits provided under the supplemental plan are unfunded and any payments to plan participants are made by Eastern Edison or Montaup. As of December 31, 1993 approximately $1.2 million was included in accrued expenses and other liabilities for this plan. For the years ended December 31, 1993 and 1992 expenses related to the supplemental plan were $169,000 and for the year ended December 31, 1991, such expenses were $116,000.

     Post-Retirement Benefits: Retired employees are entitled to participate in health care and life insurance benefit plans. Health care benefits are subject to deductibles and other limitations. Health care and life insurance benefits are partially funded by EUA System companies for all qualified employees.

     Eastern Edison adopted FAS106, "Accounting for Post-Retirement Benefits
Other Than Pensions," as of January 1, 1993. This standard establishes accounting and reporting standards for such post-retirement benefits as health care and life insurance. FAS106 further requires the accrual of the cost of such benefits during an employee's years of service and the recognition of the actuarially determined total post-retirement benefit obligations (Transition
Obligation) earned by existing employees and retirees. The Company elected to recognize the Transition Obligation over a twenty year period as permitted by FAS106. The resultant annual expense, including amortization of the Transition
Obligation and net of capitalized amounts, amounted to approximately $4.8 million in 1993. The Regulatory decisions issued in December 1992 permitted
Eastern Edison to recover through rates approximately $2.1 million of this amount in 1993. Montaup was allowed to defer FAS106-related costs through 1995 or until it filed for recovery of such amounts prior to that time. Accordingly approximately $1.4 million of FAS106-related costs were deferred by Montaup in 1993. Montaup has requested recovery of all of its FAS106 expenses including amortization of deferred amounts in its current rate application. The total cost of Post-Retirement Benefits other than Pensions for 1993 includes the following components (in thousands):

(J)  Commitments and Contingencies -- Continued
                                                                    1993
   Service cost                                                      767
   Interest cost                                                   3,556
   Actual return on plan assets                                      (41)
   Amortization of transition obligation                           2,040
   Net other amortization & deferrals                                (40)
______________________________________________________________________________
        Total Post-Retirement Benefit Cost                         6,282
   Assumptions
     Discount rate                                                  8.75%
     Health care cost trend rate-near-term                         13.00%
                                -long-term                          6.25%
     Salary increase rate                                           6.00%
     Rate of return on plan assets- Union                           8.50%
                                  - Non-union                       5.50%
   Reconciliation of funded status:
                                                                    1993
   Accumulated Post-Retirement Benefit Obligation (APBO):
     Retirees                                                    (20,556)
     Active employee fully eligible for benefits                  (7,669)
     Other active employees                                       (9,488)
            Total                                                (37,713)
   Fair Value of assets                                              747
   Unrecognized Transition Obligation                             31,674
   Unrecognized Prior Service Cost                                    -
   Unrecognized Net Loss (Gain)                                    2,597
   (Accrued)/Prepaid Post-Retirement Benefit Cost                 (2,695)


      The assumptions used to determine post-retirement benefit costs were changed effective January 1, 1994, to 7.25%, 13.0% and 5.0% for the discount rate, near-term health care cost trend and long-term health care cost trend, respectively. These assumptions were used to calculate the funded status of Post-Retirement Benefits at December 31, 1993.

     Increasing the assumed health care cost trend rate by 1% each year would increase the total post-retirement benefit cost for 1993 by $0.6 million and increase the total accumulated post-retirement benefit obligation by $5.2 million.

     Eastern Edison has also established an irrevocable external Voluntary
Employee Benefit Association (VEBA) Trust Fund as required by the aforementioned regulatory decisions. Contributions to the VEBA fund commenced in March 1993 and contributions totaling approximately $2.3 million were made during 1993.

      Prior to 1993, Eastern Edison and Montaup followed the "pay-as-you-go" methodology for accounting for post-retirement benefits other than pensions.
The costs of the benefit, which amounted to approximately $1.5 million in 1992 and $1.1 million in 1991 were charged to expense.

     Post-Employment Benefits:  In November 1992, FASB issued Statement No.
112, "Employers' Accounting for Postemployment Benefits".  EUA is required to


(J)  Commitments and Contingencies -- Continued

adopt this standard no later than January 1, 1994. The estimated impact of this standard on the Eastern Edison is immaterial and therefore it is anticipated that no liability will be recorded.

     Long-Term Purchased Power Contracts: Eastern Edison is committed under long-term purchased power contracts, expiring on various dates through September 2021, to pay demand charges whether or not energy is received. Under terms in effect at December 31, 1993, the aggregate annual minimum commitments for such contracts are approximately $121 million in 1994, $118 million in 1995 and 1996, and will aggregate $1.7 billion for the ensuing years. In addition, the EUA System is required to pay additional amounts depending on the actual amount of energy received under such contracts. The demand costs associated with these contracts are reflected as Purchased Power-Demand on the Consolidated Statement of Income. Such costs are recoverable through rates.

     Construction:   The Company cash construction requirements are estimated
at $36.0 million for the year 1994 and $104.3 million for the years 1995 through 1998.

     Environmental Matters:  The Comprehensive Environmental Response,
Compensation Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, and certain similar state statutes authorize various governmental authorities to seek court orders compelling responsible parties to take cleanup action at disposal sites which have been determined by such governmental authorities to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. Because of the nature of the Eastern Edison business, various by-products and substances are produced or handled which are classified as hazardous under the rules and regulations promulgated by the EPA as well as state and local authorities. The Company generally provides for the disposal of such substances through licensed contractors, but these statutory provisions generally impose potential joint and several responsibility on the generators of the wastes for cleanup costs. Eastern Edison and Montaup have been notified with respect to a number of sites where they may be responsible for such costs, including sites where they may have joint and several liability with other responsible parties. It is the policy of the Company companies to notify liability insurers and to initiate claims; at this time, however, no claims have been filed against any insurer and the Company is unable to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carrier in these matters.

     As of December 31, 1993, Eastern Edison and Montaup have incurred costs of approximately $108,000 in connection with these sites. These amounts have been financed primarily by internally generated cash.

     The Company estimates that additional costs ranging from $450,000 to $850,000 may be incurred at these sites through 1995 by the Company and the other responsible parties. Estimates beyond 1995 cannot be made since site studies, which are the basis of these estimates, have not been completed.

     As a general matter Eastern Edison and Montaup will seek to recover costs relating to environmental proceedings in their rates, although there is no assurance that they will be authorized to recover any particular cost. Montaup


(J)  Commitments and Contingencies -- Continued

is currently recovering certain of the incurred costs in its rates. Estimated amounts after 1995 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability of cleanup costs in rates and the uncertainty regarding both its estimated liability, as well as its potential contributions from insurance carriers and other responsible parties, the Company does not believe that the ultimate impact of the environmental costs will be material to Eastern Edison and thus no loss accrual has been made.

     The Clean Air Act Amendments of 1990 (Clean Air Act) created new regulatory programs and generally updated and strengthened air pollution control laws. These amendments will expand the regulatory role of the United
States Environmental Protection Agency (EPA) regarding emissions from electric generating facilities and a host of other sources. Montaup generating facilities will most probably be first affected in 1995, when EPA regulations will take effect. Tests at Montaup's coal-fired Somerset Unit No. 6 indicate it will be able to utilize lower sulfur coal than is already being burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit No. 5 of the Somerset
Station and therefore has placed it in deactivated reserve. Eastern Edison does not anticipate the impact from the Amendments to be material to its financial position.

     In April 1992, the Northeast States for Coordinated Air Use Management
(NESCAUM), an environmental advisory group for eight Northeast states including
Massachusetts and Rhode Island, issued recommendations for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments of 1990 (Clean Air Act). The
NESCAUM recommendations are more restrictive than the Clean Air Act requirements. The Massachusetts Department of Environmental Management has amended its regulations to require that Reasonably Available Control Technology
(RACT) be implemented at all stationary sources potentially emitting 50 tons or more per year of oxides of nitrogen Rhode Island has not yet issued regulations to implement oxides of nitrogen reduction requirements. Montaup is in the process of reviewing compliance strategies. Any compliance strategy may require the implementation of additional pollution control technology as early as 1995. Montaup would seek recovery of pollution control expenditures through rates.

     A number of scientific studies in the past several years have examined the possibility of health effects from electric and magnetic fields (EMF) that are found everywhere there is electricity. While some of the studies have indicated there may be some association between exposure to EMF and health effects, many studies have indicated no direct association. In addition, the research to date has not conclusively established a direct causal relationship between EMF exposure and human health. Additional studies, which are intended to provide a better understanding of the subject, are continuing.

     Some states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. Rhode Island has enacted a statute which authorizes and directs the Energy Facility Siting Board to establish rules and regulations governing construction of high voltage transmission lines of 69 KV or more. Various bills are pending in the

(J)  Commitments and Contingencies -- Continued

Massachusetts legislature that would require certain disclosures about the potential health effects of EMF. Management cannot predict the ultimate outcome of the EMF issue.

     Guarantee of Financial Obligations: Montaup is a 3.27% equity participant in two companies which own and operate transmission facilities interconnecting
New England and the Hydro Quebec system in Canada. Montaup has guaranteed approximately $6.0 million of the outstanding debt of these two companies. In addition, Montaup has a minimum rental commitment which totals approximately
$14.3 million under a noncancellable transmission facilities support agreement for years subsequent to 1993.

Other

     On January 8, 1992, the Massachusetts Municipal Wholesale Electric
Cooperative and its member municipalities, all of which are members of NEPOOL, filed a suit in Massachusetts Superior Court against the investor-owned utilities that are also members of NEPOOL. The suit alleges damages by NEPOOL's establishment of minimum size requirements for generating units designated as pool-planned generating units. The suit names as defendants members of NEPOOL, including Blackstone, Eastern Edison, Montaup and Newport
(NEPOOL members of the EUA System). Discovery has not begun, pending resolution of certain procedural matters. FERC, initiated an action when the EUA subsidiaries and other participants filed and amendment to the NEPOOL
Agreement with the FERC that concerns many of the issues raised in the Massachusetts litigation. The plaintiffs in the Massachusetts litigation, and one other participant have objected to the amendment, and have sought tot prevent or delay its effectiveness. The FERC has not yet determined whether or when it will hold hearings on this matter. Management cannot predict the ultimate outcome of this proceeding at this time.









                                  Eastern Edison Company and Subsidiary                      Schedule V
                                   Property, Plant and Equipment
                                           (In Thousands)

           COL. A                       COL. B       COL. C        COL. D         COL. E            COL. F
                                        Balance at                            Other Charges       Balance at
                                        Beginning    Additions                Add (Deduct) -         End of
       Classification                   of Period      at Cost    Retirements   Describe             Period
For the Year Ended December 31, 1993:
 Production Nuclear........              $367,193         $492          $498             ($48) (a)    $367,139
 Production --Steam........               124,377        3,578           894                           127,061
 Production -- Other.......                 4,571            1                                           4,572
 Transmission and Distribution            239,779       10,191         3,075                           246,895
 General Plant.............                19,061          453           275                            19,239
 Intangible Plant..........                   273                                                          273
 Electric Property Held for Future Use        605                                                          605
 Nuclear Fuel in Service...                20,358        2,347         4,512                            18,193
 Construction Work in Progress              3,174        3,605                                           6,779
 Nuclear Fuel in Process...                   903         (216)                                            687
Total Utility Plant............          $780,294      $20,451  $0    $9,254  $0         ($48) $0     $791,443
Non-Utility Property                       $2,715           $0            $0               $0           $2,715
For the Year Ended December 31, 1992:
 Production Nuclear........              $367,748         $654          $509            ($700) (b)     367,193
 Production --Steam........               122,336        2,409           368                           124,377
 Production -- Other.......                 4,564            7                                           4,571
 Transmission and Distribution            234,292       11,842         6,348               (7) (b)     239,779
 General Plant.............                18,835          251            20               (5) (b)      19,061
 Intangible Plant........                     273                                                          273
 Electric Property Held for Future Use        608                          3                               605
 Nuclear Fuel in Service.                  18,857        4,998         3,497                            20,358
 Construction Work in Progress              5,014       (1,840)                                          3,174
 Nuclear Fuel in Process.                   4,003       (3,100)                                            903
Total Utility Plant..........            $776,530      $15,221       $10,745            ($712)        $780,294
Non-Utility Property                       $2,715           $0            $0               $0           $2,715
For the Year Ended December 31, 1991:
 Production Nuclear......                $367,562         $689          $503                          $367,748
 Production --Steam........               131,244        3,886        12,792  (b           (2) (c)     122,336
 Production -- Other.......                 4,472           97             5                             4,564
 Transmission and Distribution            225,933       13,138         4,779                           234,292
 General Plant...........                  18,054          866            45              (40) (c)      18,835
 Intangible Plant........                     231                                          42  (c)         273
 Electric Property Held for                   608                                                          608
 Nuclear Fuel in Service...                15,557        6,343         3,043                            18,857
 Construction Work in Progress              5,310         (296)                                          5,014
 Nuclear Fuel in Process.                   9,026       (5,023)                                          4,003
Total Utility Plant..........            $777,997      $19,700       $21,167               $0         $776,530
Non-Utility Property                       $2,715           $0            $0               $0           $2,715

(a)  Millstone Sales Tax Refund received for years 1982-1986.
(b)  Includes:
      Credit for Millstone Connecticut Sales Tax Adjustment of ($245). Credit for Seabrook Decommissioning Refund of ($586).
      Seabrook Pre-Operating Decommissioning Surety Premium of $119.
(c)  Transfer to Other Accounts.


                                 Eastern Edison Company and Subsidiary                     Schedule VI
                        Accumulated Depreciation, Depletion and Amortization of
                                    Property, Plant and Equipment

                                             (in Thousands)


            Column A                   Column B    Column C     Column D    Column E         Column F
                                                                             Other
                                                   Additions                Charges
                                       Balance at  Charged to                 Add           Balance at
                                       Beginning   Costs and                (Deduct) -       End of
          Description                  of Period   Expenses    Retirements  Describe         Period


For the Year Ended December 31, 1993:
Accumulated Depreciation, Depletion
and Amortization                       $209,374     $29,131      $12,057       ($57) (a)     $266,391

Nonutility Property                       $10          $0                                         $10




For the Year Ended December 31, 1992:
Accumulated Depreciation, Depletion and
  Amortization                         $191,700     $28,622      $11,417       $469  (b)     $209,374

Nonutility Property                       $10          $0                                         $10




For the Year Ended December 31, 1991:
Accumulated Depreciation, Depletion and
  Amortization                         $186,449     $27,497      $22,189       ($57) (a)    $191,700

Nonutility Property                         $10          $0                                      $10



(a)  FERC audit adjustment for period 1/1/81 to 12/31/85 due to change in rate - ($57)
(b)  Sale of Water Heaters, Buyout of Nuclear Fuel Contract , and FERC Audit Adjustment
        Sale of Water Heaters - $494
         NEMAL Buyout - $32
         FERC Audit Adjustment - ($57)


                     Eastern Edison Company and Subsidiary                 Schedule IX
                              Short-Term Borrowings

                                  (In Thousands)


  COLUMN A      COLUMN B      COLUMN C       COLUMN D       COLUMN E       COLUMN F
                                             Maximum        Average        Weighted
  Category of                                amount         amount         average
  aggregate     Balance       Weighted       outstanding    outstanding    Interest rate
  short-term    at end        Average        during         during the     during the
  borrowings    of period     Interest Rate  the period     period (a)     period (b)




  Notes Payable
   to Banks:


  December 31,
  1993                 $0           0.0%        $12,403         $1,818           3.5%



  1992                 $0           0.0%         $7,055             $0           4.1%



  1991                 $0           0.0%         $1,985            $25           6.0%





  (a) The average amount outstanding during the period was computed by dividing the summation of the daily principal balances outstanding by 365 days in 1993 and 1991, respectively and 366 in 1992.

  (b) The weighted average interest rate during the period was computed by dividing the actual interest expense by the daily average short-term debt outstanding.



                                                         Schedule X
                          Eastern Edison Company and Subsidiary
                       Supplementary Income Statement Information
                                (In Thousands of Dollars)

             COLUMN A                           COLUMN B

                                         For the Years Ended December 31,

                                          1993        1992        1991

                                           Charged to Costs and Expense


Taxes -- Other than Income:  (a)
 Eastern Edison Company.................    4,398       3,715       3,529
 Montaup Electric Company...............    5,438       6,235       5,161
 Total..................................    9,836       9,950       8,690
 Less:  Charged to Other Accounts.......      550         550         628
 Charged to Operating Expenses..........    9,286       9,400       8,062


Maintenance Expense Charged to Operations  16,254      13,364      14,706

Amounts of rents, advertising costs and research and development costs did not exceed 1% of gross revenues.

Amounts of depreciation expense were as shown in the income statement and notes thereto.


                                         Local
  NOTES:  (a)                 Payroll   Property Sales and Other Tax
                               Taxes     Taxes    Use Tax   Expense   Total
For the Year Ended
  December 31, 1993:
    Eastern Edison..........  1,231     2,722                 445     4,398
    Montaup.................    970     4,172        91       205     5,438
    Total...................  2,201     6,894        91       650     9,836

For the Year Ended
  December 31, 1992:
    Eastern Edison..........  1,214     2,500         1               3,715
    Montaup.................    880     5,016       339               6,235
    Total...................  2,094     7,516       340               9,950

For the Year Ended
  December 31, 1991:
    Eastern Edison..........  1,218     2,308         3               3,529
    Montaup.................    824     4,337         0               5,161
    Total...................  2,042     6,645         3               8,690




                         Report of Independent Accountants


To the Directors and Shareholders of
Eastern Edison Company and Subsidiary:


We have audited the consolidated financial statements and the consolidated financial statement schedules of Eastern Edison Company (a wholly-owned subsidiary of Eastern Utilities Associates) and its subsidiary, Montaup Electric Company, (collectively referred to as the "Company" hereafter) listed in item 14 (a) (1) and (2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                 Coopers & Lybrand



Boston, Massachusetts
March 4, 1994