Form 10-Q
period 1994-03-31
EASTERN EDISON CO
filed 1994-05-13
CIK 14407

        UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended                    March 31,1994

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period _________________ to ___________________

    Commission File Number                                0-8480



                      EASTERN EDISON COMPANY
       (Exact name of registrant as specified in its charter)

          Massachusetts                                 04-1123095
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


    110 Mulberry Street, Brockton, Massachusetts
      (Address of principal executive offices)
            02402
         (Zip Code)

        (508)580-1213
 (Registrant's telephone number including area code)


    Indicate by  check mark whether  the registrant (1)  has filed all  reports required to be filed by Section
    13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period  that  the  registrant was required to file such  reports),  and  (2) has been  subject to  such filing requirements for the past 90 days.

    Yes...X......No..........


    Indicate  the number of shares  outstanding of each of the  issuer's classes of  common stock, as of the latest practical date.
              Class                                  Outstanding at April 30, 1994
       Common Shares, $25 par value                                2,891,357 shares

            PART I - FINANCIAL INFORMATION

            Item 1.   Financial Statements

  EASTERN EDISON COMPANY
   CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

            ASSETS                                           March 31,       December 31,
                                                              1994            1993
            Utility Plant in Service                      $ 785,342      $ 784,664
            Less:  Accumulated Provision for Depreciation
                        and Amortization                    233,296        226,391
            Net Utility Plant in Service                    552,046        558,273
            Construction Work in Progress                     9,432          6,779
                  Net Utility Plant                         561,478        565,052
            Current Assets:
                  Cash and Temporary Cash Investments        11,592            697
                  Accounts Receivable - Associated Companies 12,392         11,220
                                      - Other                37,313         37,153
                  Materials and Supplies                      7,635          9,838
                  Other Current Assets                       10,208         10,848
                            Total Current Assets             79,140         69,756
            Deferred Debits and Other Non-Current Assets    106,387        107,465
                            Total Assets                  $ 747,005      $ 742,273

            LIABILITIES AND CAPITALIZATION
            Capitalization:
                  Common Stock, $25 Par Value             $  72,284      $  72,284
                  Other Paid-In Capital                      47,249         47,249
                  Common Stock Expense                          (43)           (43)
                  Retained Earnings                         108,298        103,515
                            Total Common Equity             227,788        223,005
                  Redeemable Preferred Stock - Net           29,665         29,670
                  Preferred Stock Redemption Cost            (4,855)        (4,846)
                  Long-Term Debt - Net                      264,156        264,134
                            Total Capitalization            516,754        511,963

            Current Liabilities:
                  Accounts Payable - Associated Companies     3,077          4,221
                                   - Other                   20,057         22,611
                  Taxes Accrued                               8,536          4,225
                  Interest Accrued                            6,552          6,136
                  Other Current Liabilities                   8,750         10,150
                            Total Current Liabilities        46,972         47,343
            Deferred Credits and Other
             Non-Current Liabilities                         64,913         65,361
            Accumulated Deferred Taxes                      118,366        117,606
                   Total Liabilities and Capitalization   $ 747,005      $ 742,273


See accompanying notes to consolidated condensed financial statements.


    EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)







                                                   Three Months Ended
                                                  March 31,

                                                   1994         1993
            Operating Revenues                  $ 110,388    $ 105,581
            Operating Expenses:
               Fuel                               23,137       20,420
               Purchased Power                    29,929       31,234
               Other Operation and Maintenance    24,399       24,507
               Depreciation and Amortization       6,415        6,644
               Taxes  - Other Than Income          2,955        2,453
                      - Current Income             5,263        4,882
                      - Deferred Income            1,469          445
                     Total                        93,567       90,585
            Operating Income                      16,821       14,996
            Allowance for Other Funds
              Used During Construction                49           63
            Other Income - Net                       387          353
            Income Before Interest Charges        17,257       15,412
            Interest Charges:
              Interest on Long-Term Debt           4,580        6,330
              Other Interest Expense                 897          397
              Allowance for Borrowed Funds Used
                During Construction(Credit)          (68)         (70)
            Net Interest Charges                   5,409        6,657
            Net Income                            11,848        8,755
            Preferred Dividend Requirements          497          906
            Consolidated Net Earnings           $ 11,351     $  7,849

See accompanying notes to consolidated condensed financial statements.

 EASTERN EDISON COMPANY
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)



                                                                   Three Months Ended
                                                                  March 31,
                                                                    1994         1993
             CASH FLOW FROM OPERATING ACTIVITIES:

             Net Income                                         $  11,848    $   8,755
             Adjustments to Reconcile Net Income to Net
                Cash Provided from Operating Activities:
                   Depreciation and Amortization                    6,836        7,495
                   Amortization of Nuclear Fuel                     1,110        1,408
                   Deferred Taxes                                   1,452          428
                   Investment Tax Credit, Net                        (230)        (268)
                   Allowance for Other Funds Used
                     During Construction                              (49)         (63)
                   Other - Net                                       (622)       1,194
             Change in Operating Assets and Liabilities             1,139       (7,924)
             Net Cash Provided From Operating Activities           21,484       11,025

             CASH FLOW FROM INVESTING ACTIVITIES:

                Construction Expenditures                          (3,621)      (3,823)
             Net Cash (Used in) Investing Activities               (3,621)      (3,823)

             CASH FLOW FROM FINANCING ACTIVITIES:

                Common Stock Dividends Paid to EUA                 (6,419)      (5,522)
                Preferred Dividends Paid                             (497)        (906)
                Financing Expenses                                    (52)
             Net Cash (Used in) Financing Activities               (6,968)      (6,428)
             Net Increase in Cash and Temporary
                Cash Investments                                   10,895          774
             Cash and Temporary Cash Investments at
                Beginning of Period                                   697       25,519
             Cash and Temporary Cash Investments at
                End of Period                                   $  11,592    $  26,293

             Cash paid during the period for:
                Interest (Net of Capitalized Interest)          $   4,110    $   8,490
                Income Taxes                                    $   1,280    $   2,650



  See accompanying notes to consolidated condensed financial statements.

                             EASTERN_EDISON_COMPANY
              NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


      The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1993 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

         In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Post-employment Benefits." The Company was required to adopt this standard no later than January 1, 1994. The estimated impact of this standard on the Company is immaterial and therefore no liability has been recorded.

Note B - Results shown above for the respective interim periods are not neces-sarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

Note C- Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of Eastern Edison, filed an application with the Federal Energy Regulatory Commission
         (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to Eastern Edison and its affiliated retail electric utilities - Blackstone Valley Electric Company and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application is designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower interest costs and successful cost control efforts.

         As part of the rate filing, Montaup is seeking authorization to become an "all-requirements" supplier for Newport. Montaup currently provides only a portion of Newport's electricity requirements.

         FERC can allow Montaup to implement the rate reduction as early as May 21, 1994, pending final adjudication and approval.

Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and
                             _Results_of_Operations


      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

      First quarter 1993 Consolidated Net Earnings increased $3.5 million to approximately $11.4 million as compared to Consolidated Net Earnings for the same period of a year ago. Decreased interest expense, lower maintenance expense and increased kilowatthour (kwh) sales were the major contributors to this increase. Retail kwh sales posted a 3.2% gain with increases of 3.2%, 2.6% and 5.2% in the residential, commercial and industrial classes, respectively primarily due to colder than normal weather in the first two months of 1994 and improving economic conditions in the Company's service territory. Despite the strong performance of kwh sales, the Company anticipates that the economic recovery will remain slow for the foreseeable future.

Operating_Revenues

      Operating Revenues increased $4.8 million or 4.6% for the first quarter of 1994 compared to the same period in 1993. This increase is due primarily to increased recoveries of purchased power and fuel costs.

Operations_Expense

      Fuel expense for the first quarter of 1994 as compared to the same period in 1993 increased $2.7 million or 13.3%. This increase was due primarily to increased generation by company owned units as a result of outages in the first quarter of 1993. Canal Unit 2, which is 50% owned by Montaup, began a scheduled outage on February 13, 1993 and returned to service on April 5, 1993 while Somerset Unit 6, a wholly-owned unit of Montaup was out of service for 29 days in March 1993.

      Purchased Power expense for the first quarter of 1994 decreased approximately $1.3 million or 4.2% as compared to the same period in 1993. This decrease is due primarily to a reclassification of conservation and load management normalization adjustments previously recorded as purchased power expense.

      Other Operation and Maintenance expenses for the first quarter of 1994 decreased approximately $0.1 million from the same period in 1993. This decrease is due primarily to an increase in conservation and load management expenses of $2.5 million which was offset by a reduction in maintenance expenses at Montaup's Canal Unit 2 of approximately $1.0 million as a result of its scheduled outage in 1993, a decrease in EUA Service Corporation (EUA Service) allocated charges recorded as operation and maintenance expense and continued attention to stringent cost control.


Interest Charges

      Interest on long-term debt decreased by $1.8 million or 27.6% in the first quarter of 1994 from the same period in 1993. This decrease is due to Eastern Edison's refinancing of $195 million in long-term debt in 1993 at substantially lower interest rates.

Income Taxes

      Eastern Edison and Montaup's consolidated effective income tax rate for the first quarter of 1994 was approximately 36.3% as compared to approximately 38.3% for the same period in 1993. Income taxes for the first quarter of 1993 included a provision for the anticipated increase in the Federal Income Tax Rate on a retroactive basis.

Preferred Dividend Requirements

      Preferred Dividend Requirements decreased $0.4 million or 45.1% as a result of Eastern Edison's redemption of all of its outstanding 4.64%, 8.32%, 9.00% and 9.80% series of Preferred Stock aggregating $41.6 million and subsequent issuance of $30 million of 6 5/8% series of Preferred Stock.

Liquidity_and_Sources_of_Capital

      Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

      Traditionally, cash construction requirements not met with internally gen erated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At March 31, 1994, these unused EUA System short-term lines of credit amounted to approximately $94 million. Eastern Edison and Montaup had no short-term debt outstanding at March 31, 1994. In the first quarter of 1994, internally generated funds amounted to $14.2 million while cash construction requirements for the same period were $3.6 million.


                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  (a) A Consent to Action in lieu of an Annual Meeting of Stockholders executed on March 1, 1994 (Consent to Action) by Eastern Utilities Associates, the holders of the entire issued and outstanding common stock of Eastern Edison and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

  (b) The Board of Directors as previously reported to the Commission in the Company's annual report on Form 10-K for the year ended December 31, 1993 was re-elected in its entirety by the Consent to Action.

  (c) The matters voted on in the Consent to Action were: (i) a vote fixing the number of Directors of Eastern Edison at eight and re-electing the entire Board and (ii) the election of the Treasurer and Clerk of the Company.


Item_6.  Exhibits_and_Reports_on_Form_8-K

      (a) Exhibits - None

      (b) Reports on Form 8-K

      - On January 25, 1994, the Registrant filed a current report on Form 8-k with respect to Item 5. (Other Events).

      - On March 23, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).

      - On March 28, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                                           Eastern_Edison_Company___________
                                                (Registrant)



Date:  May_13,_1994                        /s/Richard_M._Burns______________
                                           Richard_M._Burns,_Vice_President
                                             (on_behalf_of_the_Registrant_and
                                               as Chief_Accounting_Officer)