Form 10-Q
period 1994-06-30
EASTERN EDISON CO
filed 1994-08-11
CIK 14407

        UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended                    June 30,1994

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

    Yes...X......No..........


    Indicate  the number of shares  outstanding of each of the  issuer's classes of  common stock, as of the latest practical date.
              Class                             Outstanding at July 31, 1994
       Common Shares, $25 par value                   2,891,357 shares


            PART I - FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      EASTERN EDISON COMPANY
               CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands)

    ASSETS                                          June 30,     December 31,
                                                      1994          1993

    Utility Plant in Service                      $ 788,739      $ 784,664
    Less:  Accumulated Provision for Depreciation
                and Amortization                    239,178        226,391
    Net Utility Plant in Service                    549,561        558,273
    Construction Work in Progress                    11,545          6,779
          Net Utility Plant                         561,106        565,052
    Current Assets:
          Cash and Temporary Cash Investments         7,055            697
          Accounts Receivable - Associated Companies 15,727         11,220
                              - Other                36,252         37,153
          Materials and Supplies                      7,765          9,838
          Other Current Assets                       11,110         10,848
                    Total Current Assets             77,909         69,756
    Deferred Debits and Other Non-Current Assets    104,540        107,465
                    Total Assets                  $ 743,555      $ 742,273

    LIABILITIES AND CAPITALIZATION
    Capitalization:
          Common Stock, $25 Par Value             $  72,284      $  72,284
          Other Paid-In Capital                      47,249         47,249
          Common Stock Expense                          (43)           (43)
          Retained Earnings                         107,612        103,515
                    Total Common Equity             227,102        223,005
          Redeemable Preferred Stock - Net           29,665         29,670
          Preferred Stock Redemption Cost            (4,706)        (4,846)
          Long-Term Debt - Net                      264,178        264,134
                    Total Capitalization            516,239        511,963

    Current Liabilities:
          Accounts Payable - Associated Companies     4,872          4,221
                           - Other                   22,016         22,611
          Taxes Accrued                                 616          4,225
          Interest Accrued                            7,039          6,136
          Other Current Liabilities                   9,847         10,150
                    Total Current Liabilities        44,390         47,343
    Deferred Credits & Other Non-Current Liabilities 64,600         65,361
    Accumulated Deferred Taxes                      118,326        117,606
                    Total Liabilities and Capital $ 743,555      $ 742,273

See accompanying notes to consolidated condensed financial statements.

                  EASTERN EDISON COMPANY
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands)
                                    Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                       1994      1993      1994      1993

Operating Revenues                 $ 102,002 $ 100,776 $ 212,390 $ 206,357
Operating Expenses:
   Fuel                               23,244    20,389    46,381    40,809
   Purchased Power                    27,795    29,369    57,724    60,603
   Other Operation and Maintenance    25,388    26,904    49,787    51,411
   Depreciation and Amortization       6,457     6,644    12,872    13,288
   Taxes  - Other Than Income          2,645     1,864     5,600     4,317
          - Current Income             2,498     1,031     7,761     5,913
          - Deferred Income              970     2,150     2,439     2,595
         Total                        88,997    88,351   182,564   178,936
Operating Income                      13,005    12,425    29,826    27,421
Allowance for Other Funds
  Used During Construction                62        75       111       138
Other Income - Net                       433       264       820       617
Income Before Interest Charges        13,500    12,764    30,757    28,176
Interest Charges:
  Interest on Long-Term Debt           4,636     6,283     9,216    12,613
  Other Interest Expense               1,875       487     2,772       884
  Allowance for Borrowed Funds Used
    During Construction(Credit)          (83)      (82)     (151)     (152)
Net Interest Charges                   6,428     6,688    11,837    13,345
Net Income                             7,072     6,076    18,920    14,831
Preferred Dividend Requirements          497       790       994     1,696
Consolidated Net Earnings           $  6,575  $  5,286  $ 17,926  $ 13,135

See accompanying notes to consolidated condensed financial statements.

                              EASTERN EDISON COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                       Six Months Ended
                                                          June 30,

                                                       1994         1993
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                         $  18,920    $  14,831
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
     Depreciation and Amortization                    13,741       14,932
     Amortization of Nuclear Fuel                      1,471        2,860
     Deferred Taxes                                    2,406        2,562
     Investment Tax Credit, Net                         (460)        (536)
     Allowance for Other Funds Used During Construction (111)        (138)
     Other - Net                                        (591)         168
Change in Operating Assets and Liabilities            (4,748)     (13,850)
Net Cash Provided From Operating Activities           30,628       20,829

CASH FLOW FROM INVESTING ACTIVITIES:

   Construction Expenditures                          (9,683)     (10,925)
Net Cash (Used in) Investing Activities               (9,683)     (10,925)

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuances:
      Long-Term Debt                                              100,000
   Redemptions:
      Long-Term Debt                                              (105,000
      Preferred Stock                                             (15,600)
      Increase in Short-Term Debt                                   5,337
   Premium on Reacquisition & Financing Expenses         (61)      (7,077)
   Common Stock Dividends Paid to EUA                (13,532)     (11,103)
   Preferred Dividends Paid                             (994)      (1,811)
Net Cash (Used in) Financing Activities              (14,587)     (35,254)
Net Increase (Decrease) in Cash and Temporary
   Cash Investments                                    6,358      (25,350)
Cash and Temporary Cash Investments at
   Beginning of Period                                   697       25,519
Cash and Temporary Cash Investments at
   End of Period                                   $   7,055    $     169

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)       $   9,202    $  15,654
      Income Taxes                                 $  11,229    $   5,162

  See accompanying notes to consolidated condensed financial statements.

                             EASTERN EDISON COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1993 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993, and the results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. Certain reclassifications have been made to prior period financial statements to conform with current classifications.

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

Note C- Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of Eastern Edison, filed an application with the Federal Energy Regulatory Commission
         (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale rates to Eastern Edison and its affiliated retail electric utilities - Blackstone Valley Electric Company and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application is designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts.

         As part of the rate filing, Montaup is seeking authorization to become an "all-requirements" supplier for Newport. Previously, Montaup provided only a portion of Newport's electricity requirements.

         FERC allowed Montaup to implement the rate reduction on May 21, 1994, and Montaup began billing Newport as an all-requirements customer on that date, pending final adjudication and approval.



Item 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

      Second quarter and six months ended June 30, 1994 Consolidated Net Earnings increased $1.3 million or 24.4% and $4.8 million or 36.5%, respectively, as compared to the same periods of a year ago. Decreases in interest expense and preferred dividend requirements resulting from Eastern Edison's 1993 financing activity, growth in kilowatthour (kWh) sales of electricity and lower operations and maintenance expenses as discussed below were the major contributors toward these increases. Total retail kWh sales posted gains of 1.7% and 2.5% in the second quarter and year-to-date periods, respectively. Increases in kWh sales to industrial customers of 7.0% and 6.1% in the respective periods highlighted the overall kWh sales increase and is an indication of economic recovery in the Company's service territory. Despite this strong sales performance, the Company anticipates a slow economic recovery for the foreseeable future.

Operating Revenues

      Operating Revenues increased for the second quarter and six months ended June 30, 1994 by $1.2 million and $6.0 million, respectively, as compared to the same periods in 1993. Eastern Edison's kWh sales growth, as discussed above, accounted for growth in base revenues in the second quarter of approximately $1.7 million. Additionally, second quarter revenues were impacted by recoveries of increased fuel expenses of approximately $2.6 million and increased transmission wheeling revenues of $0.5 million. These second quarter increases were partially offset by a decrease in recoveries of purchased power expense of approximately $1.9 million along with the impacts of Montaup's rate reduction effective May 21, 1994. Likewise, in the year-to-date period Eastern Edison's base revenues grew by $1.5 million, the Company recovered an additional $5.2 million and $1.9 million of increased fuel and conservation and load management expenses, respectively, and wheeling revenues grew by $1.0 million. These year-to-date increases were partially offset by a decrease of approximately $2.2 million in recoveries of purchased power expense along with the impact of Montaup's rate reduction.

Operations Expense

      Fuel expense for the second quarter and six months ended June 30, 1994 as compared to the same periods in 1993 increased $2.9 million or 14.0% and $5.6 million or 13.7%, respectively. These increases were due primarily to increased generation by Company owned units in 1994 as a result of outages experienced during 1993. Canal Unit 2, which is 50% owned by Montaup, began a scheduled outage on February 13, 1993 and returned to service on April 5, 1993 while Somerset Unit 6, a wholly owned unit of Montaup had been out of service for essentially all of 1993 due to waterwall restoration. Offsetting these impacts on fuel expense somewhat were decreases in the average cost of fuel of 9.6% and 4.3% for the respective periods.

      Purchased Power demand expense for the second quarter and for the six months ended June 30, 1994 decreased approximately $1.6 million or 5.4% and $2.9 million or 4.8%, respectively, as compared to the same periods in 1993. These decreases are due primarily to a decrease in costs billed by Montaup's suppliers of approximately $1.4 million and $2.5 million, respectively.

      Other Operation and Maintenance expenses for the second quarter and six months ended June 30, 1994 decreased by approximately $1.5 million or 5.6% and $1.6 million or 3.2%, respectively, from the same periods in 1993. These changes were primarily due to decreases in Canal Unit 2 maintenance expense of $1.4 million and $2.4 million (see discussion above) and decreases in EUA Service Corporation (EUA Service) allocated charges recorded as operation and maintenance expense of $0.7 million and $1.4 million in the second quarter and six month periods, respectively. Offsetting the six month period decreases was an increase in conservation and load management expense of $2.2 million.

Taxes Other Than Income

      Taxes other than income for the three and six month periods ended June 30, 1994 increased $0.8 million and $1.3 million, respectively, when compared to the same periods of 1993. Contributing to these increases were EUA Service allocated payroll taxes and property taxes previously recorded as operation and maintenance expenses aggregating approximately $0.3 million and $0.7 million for the respective periods. The remaining increase in both periods relates to a $0.5 million New Hampshire Nuclear Property Tax Abatement recorded by the Company in the second quarter of 1993.

Interest Charges

      Interest on long-term debt decreased by $1.6 million or 26.2% and $3.4 million or 26.9%, respectively, in the second quarter and six months ended June 30, 1994 as compared to the same periods in 1993. These decreases are due to Eastern Edison's refinancings of $195 million of long-term debt in 1993 at substantially lower interest rates.

Preferred Dividend Requirements

      Preferred Dividend Requirements decreased $0.3 million or 37.1% and $0.7 million or 41.4% in the three and six month periods ended June 30, 1994 as compared to the same periods of 1993. These decreases are a result of Eastern Edison's redemption of all of its outstanding 4.64%, 8.32%, 9.00% and 9.80% series of Preferred Stock aggregating $41.6 million and subsequent issuance of $30 million of 6 5/8% series of Preferred Stock.

Liquidity and Sources of Capital

      Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

      Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At June 30, 1994 and December 31, 1993, these unused EUA System short-term lines of credit amounted to approximately $104.5 million and $102.8 million, respectively. Year-to-date June 30, 1994 and 1993 internally generated funds amounted to $22.1 and $21.6 million, respectively, while cash construction requirements for the same periods were $9.7 and $10.9 million, respectively.


                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - None

      (b) Reports on Form 8-K

      -  None filed in the quarter ended June 30, 1994


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                                           Eastern Edison Company___________
                                                (Registrant)



Date:  August 11, 1994                     /s/ Richard M. Burns_____________
                                           Richard M. Burns, Vice President
                                             (on behalf of the Registrant and
                                               as Chief Accounting Officer)