Form 10-Q
period 1994-09-30
EASTERN EDISON CO
filed 1994-11-14
CIK 14407

        UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended                   September 30,1994

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

    Yes...X......No..........


    Indicate  the number of shares  outstanding of each of the  issuer's classes of  common stock, as of the latest practical date.
              Class                             Outstanding at October 31, 1994
       Common Shares, $25 par value                   2,891,357 shares


            PART I - FINANCIAL INFORMATION

            Item 1.   Financial Statements


                            EASTERN EDISON COMPANY
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Thousands)

ASSETS                                          September 30,    December 31,
                                                   1994             1993
Utility Plant in Service                      $    786,048     $    784,664
Less:  Accumulated Provision for Depreciation
            and Amortization                       240,651          226,391
Net Utility Plant in Service                       545,397          558,273
Construction Work in Progress                       14,946            6,779
      Net Utility Plant                            560,343          565,052
Current Assets:
      Cash and Temporary Cash Investments           18,427              697
      Accounts Receivable - Associated Companies    16,024           11,220
                          - Other                   34,332           37,153
      Materials and Supplies                         6,759            9,838
      Other Current Assets                          11,113           10,848
                Total Current Assets                86,655           69,756
Deferred Debits and Other Non-Current Assets       101,890          107,465
                Total Assets                  $    748,888     $    742,273

LIABILITIES AND CAPITALIZATION
Capitalization:
      Common Stock, $25 Par Value             $     72,284     $     72,284
      Other Paid-In Capital                         47,249           47,249
      Common Stock Expense                             (43)             (43)
      Retained Earnings                            108,537          103,515
                Total Common Equity                228,027          223,005
      Redeemable Preferred Stock - Net              29,665           29,670
      Preferred Stock Redemption Cost               (4,557)          (4,846)
      Long-Term Debt - Net                         264,201          264,134
                Total Capitalization               517,336          511,963

Current Liabilities:
      Accounts Payable - Associated Companies        4,597            4,221
                                     - Other        21,046           22,611
      Taxes Accrued                                  1,109            4,225
      Interest Accrued                               7,573            6,136
      Other Current Liabilities                     14,309           10,150
                Total Current Liabilities           48,634           47,343
Deferred Credits and Other Non-Current Liabilities  64,274           65,361
Accumulated Deferred Taxes                         118,644          117,606
                Total Liabilities and Capital $    748,888     $    742,273


See accompanying notes to consolidated condensed financial statements.


                        EASTERN EDISON COMPANY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (In Thousands)

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       1994      1993        1994      1993

Operating Revenues                  $ 108,154 $ 107,968   $ 320,544 $ 314,325
Operating Expenses:
   Fuel                               24,077    24,315      70,458    65,124
   Purchased Power                    33,105    30,326      90,829    90,929
   Other Operation and Maintenance    24,420    25,177      74,207    76,588
   Depreciation and Amortization       6,391     6,719      19,263    20,007
   Taxes  - Other Than Income          2,471     2,494       8,071     6,811
          - Current Income             2,844     5,633      10,605    11,546
          - Deferred Income (Credit)   1,431      (765)      3,870     1,830
         Total                        94,739    93,899      277,303   272,835
Operating Income                      13,415    14,069      43,241    41,490
Allowance for Other Funds
  Used During Construction                56        87         167       225
Other Income and (Deductions) - Net      798       384       1,618     1,001
Income Before Interest Charges        14,269    14,540      45,026    42,716
Interest Charges:
  Interest on Long-Term Debt           4,636     5,272      13,852    17,885
  Other Interest Expense                 923       966       3,695     1,850
  Allowance for Borrowed Funds Used
    During Construction(Credit)          (61)     (109)       (212)     (261)
Net Interest Charges                   5,498     6,129      17,335    19,474
Net Income                             8,771     8,411      27,691    23,242
Preferred Dividend Requirements          496       717       1,490     2,413
Consolidated Net Earnings           $  8,275  $  7,694    $ 26,201  $ 20,829

See accompanying notes to consolidated condensed financial statements.

                           EASTERN EDISON COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                        1994         1993

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                           $  27,691    $  23,242
Adjustments to Reconcile Net Income to Net
Cash Provided from Operating Activities:
   Depreciation and Amortization                        21,811       22,368
   Amortization of Nuclear Fuel                          2,225        3,935
   Deferred Taxes                                        3,820        1,780
   Investment Tax Credit, Net                             (690)        (804)
   Allowance for Other Funds Used During Construction     (167)        (225)
   Other - Net                                          (1,165)      (2,475)
Change in Operating Assets and Liabilities               2,121       (4,469)
Net Cash Provided From Operating Activities             55,646       43,352

CASH FLOW FROM INVESTING ACTIVITIES:

   Construction Expenditures                           (15,632)     (18,649)
Net Cash (Used in) Investing Activities                (15,632)     (18,649)

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuances:
      Long-Term Debt                                         0      195,000
      Preferred Stock                                        0       30,000
   Redemptions:
      Long-Term Debt                                         0      (200,000
      Preferred Stock                                        0      (35,600)
   Premium on Reacquisition & Financing Expenses           (62)     (11,060)
   Common Stock Dividends Paid to EUA                  (20,731)     (16,770)
   Preferred Dividends Paid                             (1,491)      (2,757)
Net Cash (Used in) Financing Activities                (22,284)     (41,187)
Net Increase (Decrease) in Cash and Temporary
    Cash Investments                                    17,730      (16,484)
Cash and Temporary Cash Investments at
   Beginning of Period                                     697       25,519
Cash and Temporary Cash Investments at
   End of Period                                     $  18,427    $   9,035

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)         $  13,291    $  22,010
      Income Taxes                                   $  12,292    $   6,504

    See accompanying notes to consolidated condensed financial statements.

                             EASTERN EDISON COMPANY'S
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1993 Annual Report on Form 10-K and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 1994.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, and the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. Certain reclassifications have been made to prior period financial statements to conform with current classifications.

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


Note C - Commitments and Contingencies (Cont'd):

         FERC allowed Montaup to implement the rate reduction effective May 21, 1994 and Montaup began billing Newport as an all-requirements customer on that date, pending final adjudication and approval. A settlement in principle was reached with all but two intervenors. Montaup expects that during November the Settlement Agreement will be filed with the FERC.


Item 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

      Third quarter and nine months ended September 30, 1994 Consolidated Net Earnings increased approximately $0.6 million or 7.6% and approximately $5.4 million or 25.8%, respectively, as compared to the same periods of a year ago. Decreases in interest expense and preferred dividend requirements resulting from Eastern Edison's 1993 financing activity, growth in kilowatthour (kWh) sales of electricity and lower operations and maintenance expenses as discussed below were the major contributors toward these increases. Total retail kWh sales posted gains of 3.3% and 2.8% in the third quarter and year-to-date periods, respectively, indicating economic recovery in the Company's service territory. Despite this strong sales performance, the Company anticipates a slow economic recovery for the foreseeable future.

Operating Revenues

      Operating Revenues for the third quarter and nine months ended September 30, 1994 as compared to the same periods during 1993 increased by approximately $0.2 million and $6.2 million, respectively. The primary impacts that resulted in these increases were as follows: (i) increased recoveries of fuel expense of approximately $0.2 million and $5.4 million, respectively, resulting from higher generation of company-owned units in 1994 and increased wholesale requirements of Montaup Electric Company (Montaup); (ii) increased recoveries of conservation and load management expenses of approximately $0.2 million and $1.8 million, respectively, (iii) increased base rate revenue of approximately $2.9 million and $0.6 million, respectively, resulting from respective increases in retail kWh sales of 3.3% and 2.8%; and, (iv) increased transmission line rental revenue of $0.6 million in the year-to-date period. These increases were partially offset by a decrease in purchased power-demand expense recoveries of approximately $3.1 million and $3.9 million, in the respective periods due primarily to the $10.1 million revenue reduction application by Montaup implemented on May 21, 1994 pending further adjudication and final approval.

Operations Expense

      Fuel expense for the third quarter and nine months ended September 30, 1994 as compared to the same periods in 1993 decreased by $0.2 million and increased $5.3 million, respectively. The year-to-date increase was due primarily to increased generation by Company owned units in 1994 as a result of greater availability of such units in 1994 and greater requirements associated with kWh sales growth. Canal Unit 2, which is 50% owned by Montaup, began a scheduled outage on February 13, 1993 and returned to service on April 5, 1993 while Somerset Unit 6, a wholly owned unit of Montaup had been out of service for essentially all of 1993 due to waterwall restoration.

      Purchased Power demand expense for the third quarter of 1994 increased by approximately $2.8 million or 9.2%, effectively offsetting the $2.9 million decrease experienced in the first six months of the year. The increase in the quarter includes a full quarter's impact of the of Montaup's M-14 rate reduction application of $10.1 million annually implemented on May 21, 1994. Commencing on the implementation date, Newport became an all requirements customer of Montaup. As an all requirements customer, Newport's purchased power contracts' expense is now borne by Montaup. This shift to Montaup has offset reductions through June of 1994 in Montaup's purchased power expense caused by lower costs billed by suppliers and increased company owned generation.

      Other Operation and Maintenance expenses for the third quarter 1994 did not significantly change from the like period of 1993, however such expense for the nine months ended September 30, 1994 decreased by approximately $2.4 million from the same period in 1993. The year-to-date decrease was primarily due to decreases in maintenance expenses of the Canal 2, Somerset, and Millstone III generating units aggregating approximately $4.3 million and approximately $1.3 million of EUA Service Corporation expenses which, under a new billing methodology adopted in July 1993, are no longer recognized in other operating and maintenance expense. Partially offsetting these decreases were increases in 1994 of approximately $2.1 million of conservation and load management expense and approximately $0.8 million of maintenance expenses incurred during Seabrook Unit 1's outage from early April through July of this year. Montaup is a 2.9% joint owner of the Seabrook Project.

Other Income and (Deductions)-Net

      Other Income and (Deductions)-Net increased by $0.4 million or over 100% and $0.6 million or 61.6% in the quarter and year-to-date periods ended September 30, 1994 when compared to 1993. Both periods' increases are primarily related to the current recognition of capitalized costs on nuclear fuel contract buy-out costs previously deferred.

Interest Charges

      Interest on long-term debt decreased by $0.6 million or 12.1% and $4.0 million or 22.6%, respectively, in the third quarter and nine months ended September 30, 1994 as compared to the same periods in 1993. These decreases are due to Eastern Edison's refinancings of $195 million of long-term debt in 1993 at substantially lower interest rates.


      Other Interest Expense was relatively unchanged in the third quarter and increased by $1.8 million in the year-to-date period ended September 30, 1994. The nine month increase was a result of the recognition of approximately $1.0 million in interest related to Internal Revenue Service audits and the allocation methodology adopted in mid 1993 of EUA Service Corporation expenses. Under this new methodology, a portion of such expenses are being allocated to other interest expense that had previously been recorded as other operating expenses.

Preferred Dividend Requirements

      Preferred Dividend Requirements decreased $0.2 million or 30.8% and $0.9 million or 38.3% in the three and nine month periods ended September 30, 1994 as compared to the same periods of 1993. These decreases are a result of Eastern Edison's redemption of all of its outstanding 4.64%, 8.32%, 9.00% and 9.80% series of Preferred Stock aggregating $41.6 million and subsequent issuance of $30 million of 6 5/8% series of Preferred Stock.

Liquidity and Sources of Capital

      Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

      Traditionally, cash construction requirements not met with internally gen erated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At September 30, 1994 and at December 31, 1993 these unused EUA System short-term lines of credit amounted to approximately $108.4 million and $102.8 million, respectively. Year-to-date September 30, 1994 and 1993, internally generated funds amounted to $32.3 and $30.7 million, respectively, while cash construction requirements for the same periods were $15.6 and $18.6 million, respectively.


                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - None

      (b) Reports on Form 8-K

      -  None filed in the quarter ended September 30, 1994


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                                           Eastern Edison Company
                                               (Registrant)



Date:  November 10,  1994                  /s/ Richard M. Burns
                                           Richard M. Burns, Vice President
                                             (on behalf of the Registrant and
                                               as Chief Accounting Officer)