Form 10-K
EASTERN EDISON CO
filed 1995-03-24
CIK 14407

EASTERN EDISON COMPANY

                         1994 Annual Report on Form 10-K
                                Table of Contents

                                     PART I


                                                                      Page

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . . .     (i)

Glossary of Defined Terms. . . . . . . . . . . . . . . . . . . . .     (iv)

Item 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .      1

     General . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

     Construction Program. . . . . . . . . . . . . . . . . . . . .      3

     Fuel for Generation . . . . . . . . . . . . . . . . . . . . .      4

     Nuclear Power Issues. . . . . . . . . . . . . . . . . . . . .      6

       General . . . . . . . . . . . . . . . . . . . . . . . . . .      6
       Decommissioning . . . . . . . . . . . . . . . . . . . . . .      7
       Yankee Atomic . . . . . . . . . . . . . . . . . . . . . . .      7
       Seabrook Unit 2 . . . . . . . . . . . . . . . . . . . . . .      8

     Public Utility Regulation . . . . . . . . . . . . . . . . . .      8

     Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

       FERC Proceedings. . . . . . . . . . . . . . . . . . . . . .      10
       Massachusetts Proceedings . . . . . . . . . . . . . . . . .      10

     Environmental Regulation  . . . . . . . . . . . . . . . . . .      11

       General . . . . . . . . . . . . . . . . . . . . . . . . . .      11
       Electric and Magnetic Fields. . . . . . . . . . . . . . . .      13
       Water Regulation. . . . . . . . . . . . . . . . . . . . . .      13
       Air Regulation. . . . . . . . . . . . . . . . . . . . . . .      14

     Environmental Regulation of Nuclear Power . . . . . . . . . .      15

     Energy Policy . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .      17

     Power Supply. . . . . . . . . . . . . . . . . . . . . . . . .      17

     Generating Units in Service . . . . . . . . . . . . . . . . .      18

     Other Property. . . . . . . . . . . . . . . . . . . . . . . .      19


                                       (i)
                               PART I (continued)

                                                                      Page

Item  3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .      19

     Rate Proceedings. . . . . . . . . . . . . . . . . . . . . . .      19

     Environmental Proceedings . . . . . . . . . . . . . . . . . .      19

     Other Proceedings . . . . . . . . . . . . . . . . . . . . . .      20

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY-HOLDERS. . . . . . . . . . . . . . . . . . .      21


                                     PART II

Item  5. MARKET FOR REGISTRANTS' COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .      21

Item  6. SELECTED CONSOLIDATED FINANCIAL DATA. . . . . . . . . . .      22

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND REVIEW OF OPERATIONS. . . . .      23

     Overview. . . . . . . . . . . . . . . . . . . . . . . . . . .      23
     Comparison of Financial Results . . . . . . . . . . . . . . .      23
     Rate Activity . . . . . . . . . . . . . . . . . . . . . . . .      26
     Financial Condition and Liquidity . . . . . . . . . . . . . .      26
     Environmental Matters . . . . . . . . . . . . . . . . . . . .      27
     Change in Accounting Standards. . . . . . . . . . . . . . . .      28
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA. . . . . . . . . . . . . . . . . . . . . . . . .      29

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES. . . . . . . . . . . . . .       29


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT. . . . . . . . . . . . . . . . . . . . . .      30

Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .      32

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . .      35




                                      (ii)
                              PART III (continued)


                                                                     Page


Item 13. CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS. . . . . . . . . . . . . . . . . . . . .    37



                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .    37

     (a)(1)  Financial Statements. . . . . . . . . . . . . . . . .    37

     (a)(2)  Financial Statement Schedules . . . . . . . . . . . .    37

     (a)(3)  Exhibits. . . . . . . . . . . . . . . . . . . . . . .    37

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47

Consolidated Financial Statements and Notes. . . . . . . . . . . .    48

Report of Independent Accountants. . . . . . . . . . . . . . . . .    68

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

Regulators/Regulations

     1935 Act                       Public Utility Holding Company Act of 1935
     CERCLA                         Federal Comprehensive Environmental
                                      Response, Compensation and Liability
                                      Act of 1980 as amended by the Superfund
                                      Amendments and Reauthorization Act of
                                      1986
     Chapter 21E                    Massachusetts Oil and Hazardous Material
                                      Release Prevention and Response Act of
                                      1986
     Clean Air Act Amendments       Clean Air Act Amendments of 1990
     DEP                            Massachusetts Department of Environmental
                                      Management
     DOE                            United States Department of Energy
     Energy Policy Act              Energy Policy Act of 1992
     EPA                            Federal Environmental Protection Agency
     FASB                           Financial Accounting Standards Board
     FAS87                          Employers Accounting for Pensions
     FAS96                          Statement No. 96 "Accounting for Income
                                      Taxes"

                                      (iv)

                       GLOSSARY OF DEFINED TERMS (Cont'd)



Regulators/Regulations (continued)

     FAS106                         Statement No. 106 "Accounting for
                                      Post-Retirement Benefits"
     FAS107                         Statement No. 107 "Disclosures about
                                      Fair Value of Financial Instruments"
     FAS109                         Statement No. 109 "Accounting for Income
                                      Taxes"
     FAS112                         Statement No. 112 "Accounting for Post-
                                      Employment Benefits"
     FERC                           Federal Energy Regulatory Commission
     IRS                            Internal Revenue Service
     MCP                            Massachusetts Contingency Plan
     MDPU                           Massachusetts Department of Public
                                      Utilities
     NESCAUM                        Northeast States for Coordinated Air Use
                                      Management
     NHPUC                          New Hampshire Public Utilities Commission
     NRC                            Nuclear Regulatory Commission
     NWPA                           Nuclear Waste Policy Act
     OPA-90                         Oil Pollution Act of 1990
     PURPA                          Public Utility Regulatory Policies Act
                                      of 1978
     RACT                           Reasonably Available Control Technology
     RCRA                           Resource Conservation and Recovery Act of
                                    1976
     RIDEM                          Rhode Island Department of Environmental
                                      Management
     RIPUC                          Rhode Island Public Utilities Commission
     SEC                            Securities and Exchange Commission
     SPCC                           Spill Prevention Control and
                                    Countermeasures
     TSCA                           Toxic Substances Control Act
     USCG                           United States Coast Guard

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



                                      (vi)






                                   PART I

Item 1.                              BUSINESS

General

     The Registrant, Eastern Edison Company, a retail electric utility company, is a corporation organized under the laws of the Commonwealth of Massachu setts. Eastern Edison is a wholly owned subsidiary of EUA, a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. EUA owns directly all of the shares of common stock of three operating retail electric utility companies: Eastern Edison, Blackstone, and Newport. Blackstone operates in northern Rhode Island, Eastern Edison operates in southeastern Massachusetts, and Newport operates in south coastal Rhode
Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which supplies electricity to Eastern Edison, to Blackstone, to Newport and to two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State and EUA Service. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy service and cogeneration company. EUA Energy was organized to invest in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. (See Item 2. Properties -- Power Supply.) The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA
Energy and EUA Ocean State is referred to as the EUA System.     For the three
years 1992 through 1994, electric operations accounted for 100% of Eastern Edison's total operating revenues.

     Eastern Edison supplies retail electric service in 22 cities and towns in southeastern Massachusetts. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 390 square miles and has an estimated population of approximately 447,000. At December 31, 1994, Eastern Edison served approximately 178,000 retail customers.

     Montaup supplies the EUA System, including Eastern Edison, with nearly 100% of their electric requirements. About 48% of the net generating capacity of the EUA System comes from a combination of the following sources: (i) wholly owned EUA System generating plants, primarily Montaup's 152 MW Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 207 MW from the 584 MW Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup has partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) that are 4.5% or less. The remaining 52% of the net generating capacity of the EUA System comes from units in which Montaup has long-term or short-term power contracts for shares ranging from 0.81% to 41.67% of the unit's capacity, including 28% of the OSP units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. On January 25, 1994, Somerset's Unit No. 5 was placed in deactivated reserve, resulting in the reduction of approximately 69 MW of Montaup's total net generating capacity. Newport became an all-requirements customer of Montaup with the implementation of reduced wholesale rates by Montaup on May 21, 1994. Montaup has assumed all of Newport's purchased power contracts and is leasing all of Newport's generation and a share of Newport's transmission facilities. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply.)

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

     At the wholesale level, Montaup faces new sources of competition primarily as a result of PURPA, the Energy Policy Act and other policies being implemented by the MDPU and RIPUC relating to the solicitation of competitive proposals for new generation sources. Non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulation under the Federal Power Act as well as various other federal, state, and local regulators. However, PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a class of non-utility power generation facilities called QFs. PURPA allows QFs to sell power generated by the QF to local utilities at specified rates based on each utilities' avoided cost. In order to further promote competition in energy supply, the Energy Policy Act established another class of non-utility generators called exempt wholesale generators, generally referred to as EWGs, which are exempt from the 1935 Act and increased FERC's power to order transmission access, resulting in FERC's Regional Transmission Group Policy.
As a complement to the federal initiatives, the MDPU and RIPUC have implemented regulations which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states have also approved a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process of the EUA Companies. Montaup will face increased competition in the wholesale generating market, primarily based on price, from QFs, EWGs and in the future could be affected by such competition supplying generation to its customers.

     Across the country, there has been an increasing focus on competitive issues. Regulators, in Massachusetts and Rhode Island are currently examining, among other things, issues related to potential electric industry restructuring including retail wheeling (the transmission of power from one utility for sale by that system to retail customers of a different system). The MDPU is also requiring electric utilities to begin the transition to incentive regulation. The timing and impact of these examinations on the financial condition of the utility industry in general and Eastern Edison's operations in particular is uncertain at this time. Eastern Edison will continue to monitor and participate in all regulatory investigations into the many issues surrounding this move to a competitive marketplace.

     As a regulated industry, utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The effects of competition or change in regulation could ultimately cause Eastern Edison to no longer follow these accounting rules. In such an event, any regulatory assets and liabilities would have to be fully expensed at that time. Eastern does not expect this situation to occur in the near future.

     All of the transmission facilities within the EUA System are inter connected with the NEPOOL transmission grid. Montaup and Eastern Edison are members of NEPOOL, which is open to all investor-owned, municipal and cooperative electric utilities and other entities that are engaged in the electric utility business in New England that are connected to the New England power grid. NEPOOL provides for coordinated planning of future facilities as well as operation of nearly 100% of existing generating capacity in New England and of related transmission facilities essentially as if they were one system. The NEPOOL agreement imposes obligations concerning generating capacity reserve and the right to use major transmission lines, and provides for central dispatch of the generating capacity of NEPOOL's members with the objective of achieving economical use of the region's facilities. Pursuant to the NEPOOL agreement, interchange sales to NEPOOL are made at a price approximately equal to the fuel cost for generation without contribution to the support of fixed charges. The capacity responsibilities of Montaup and Eastern Edison under the NEPOOL agreement are based on an allocated share of a New England capacity requirement which is determined for each period on the basis of certain regional reliability criteria. Because of their participation in NEPOOL, Montaup's and Eastern Edison's operating revenues and costs are affected to some extent by the operations of other members. A comprehensive review of the NEPOOL Agreement was initiated in 1994 to look at its current structure to determine what may be done as the electric Utility environment becomes increasingly competitive.

     As of December 31, 1994, Eastern Edison and Montaup had 444 regular employees. Relations with employees are considered to be satisfactory. Labor bargaining unit contracts covering approximately 167 employees of Eastern Edison in the Fall River area and of Montaup expire in June 1995 and March 1996, respectively.

     On March 15, 1995, EUA announced a corporate reorganization which, among other things, will consolidate management of Eastern Edison, Blackstone and Newport. As part of the reorganization, a voluntary retirement incentive, effective June 1, 1995, was offered to approximately twenty-two employees of Eastern Edison and Montaup. At this time management is unable to predict how many employees will accept the offer.

Construction_Program

     Cash construction expenditures for the year ended December 31, 1994 were approximately $23.6 million.

     Cash construction expenditures of Eastern Edison and Montaup for 1995, 1996 and 1997 as set forth below, are estimated to total $80.6 million.

                              CONSTRUCTION_PROGRAM
                             (Dollars in Thousands)

              ______1995______  ______1996______  ______1997______  _______3-Yr._Total________
              Eastern           Eastern           Eastern           Eastern
              Edison_  Montaup  Edison_  Montaup  Edison_  Montaup  Edison_ Montaup  Combined

Generation    $        $18,313  $        $13,913  $        $13,715  $        $45,941  $ 45,941
Transmission      157      989      131    2,295      141    2,477      429    5,761     6,190
Distribution   10,344             7,999             8,616            26,959             26,959
General       _______  _______  ____160  ____571  ____173  ____616  ____333  __1,187  ___1,520

Total         $10,501  $19,302  $ 8,290  $16,779  $ 8,930  $16,808  $27,721  $52,889  $ 80,610
              =======  =======  =======  =======  =======  =======  =======  =======  ========

Fuel_for_Generation

     For 1994, Montaup's sources of energy, by fuel type, were as follows: 34% nuclear, 20% oil, 28% gas, 12% coal, and 6% other. During 1994, Montaup had an average inventory of 61,773 tons of coal for its steam generating unit at the Somerset Station, the equivalent of 75 days' supply (based on average daily output at 80% capacity factor for the coal unit (see Item 2. PROPERTIES-- Power Supply). The cost of coal averaged about $48.52 per ton in 1994 which is equivalent to oil at $11.85 per barrel. This was slightly more expensive than 1993 because 1994 included short-term commitments of lower sulfur coal for Massachusetts Clean Air Act compliance testing. Montaup also maintained an average inventory of Nos. 2 and 6 oil of 4,537 barrels and 58,663 barrels, respectively. These fuels are used for start-up and flame stabilization for Montaup's steam generating unit. The cost of Nos. 2 and 6 oil averaged $24.35 per barrel and $15.03 per barrel in 1994, respectively. Montaup also maintained an average inventory of jet oil of 3,880 barrels at an average cost per barrel of $25.15 during 1994 for its two peaking units at the Somerset Station.

     Montaup has a one year purchase order effective through December, 1995 with a coal producer. Barge and rail agreements for coal transportation are also in place through 1995. The 1994 year-end coal inventory of approximately 84,500 tons is all 0.6% to 0.7% sulfur coal which is compliant with Massachusetts Clean Air Act requirements.

     Canal Electric Company (Canal), on behalf of itself, Montaup and others has contracts with a supplier for up to 100% of the fuel-oil requirements of Canal Unit Nos. 1 and 2 for the period ending April 30, 1995. The current contracts permit up to 20% of fuel oil purchases in the spot market. It is currently planned that Canal will reach an agreement with a supplier for the following three-month period. These three months will be used to examine the practicality of further delaying a long-term oil contract. For 1994, the cost of oil per barrel at Canal averaged $13.25.

     Canal and Montaup have entered into agreements with Algonquin Gas Transmission Company (Algonquin) for Algonquin to provide gas transmission facilities and services to the Canal facilities. The agreements are subject to
(i) Algonquin obtaining the appropriate permits and authorization to construct and operate the transmission facilities and (ii) Canal and Montaup receiving the necessary permits and authorizations to construct natural gas fired electric generation equipment and the facilities to receive natural gas. It is anticipated that Canal Unit No. 2 will have the ability to burn either No. 6 oil, natural gas, or a blend of both fuels beginning the second quarter of 1996. The timing of Canal Unit No. 2's ability to burn natural gas will determine the necessary terms of a long-term oil contract.

     Montaup's costs of fossil and nuclear fuels for the years 1992 through 1994, together with the weighted average cost of all fuels, are set forth below:

                                      ___________Mills*_per_kWh__________
                                      1994           1993            1992
       Nuclear   . . . . . . . . .     6.1            7.5             7.7
       Gas       . . . . . . . . .    14.1           15.1            13.0
       Coal      . . . . . . . . .    20.9           24.1            21.2
       Oil       . . . . . . . . .    27.1           25.5            26.0
       All fuels . . . . . . . . .    14.5           15.5            14.8

      *One Mill is 1/10 of one cent

     The rate schedules of Eastern Edison and Montaup are designed to pass on to customers the increases and decreases in fuel costs and the cost of purchased power, subject to review and approval by appropriate regulatory authorities (see Rates below).

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage or disposal by the year 2010. Montaup owns a 4.01% interest in Millstone Unit 3 and a 2.9% interest in Seabrook Unit 1. Northeast Utilities, the operator of the units, indicates that Millstone Unit 3 has sufficient on-site storage facilities to accommodate its spent fuel for the projected life of the unit. Expenditures for additional rack storage facilities are projected to be made by 1999. At the Seabrook Project, there is on-site storage capacity which, with rack additions, should be sufficient to at least the year 2010.

     The Energy Policy Act requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments are calculated based on the utilities' prior use of the government facilities and have been levied by the DOE since starting in September 1993 and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis and is currently being recovered by Montaup through rates.

Nuclear_Power_Issues

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

     The Price-Anderson Act provides, among other things, that the liability for damages resulting from a nuclear incident would not exceed an amount which at present is about $8.7 billion. Under the Price-Anderson Act, prior to operation of a nuclear reactor, the licensee is required to insure against this exposure by purchasing the maximum amount of liability insurance available from private sources (currently $200 million) and to maintain the insurance available under a mandatory industry-wide retrospective rating program. Should an individual licensee's liability for an incident exceed $200 million, the difference between such liability and the overall maximum liability, currently about $8.7 billion, will be made up by the retrospective rating program. Under such a program, each owner of an operating nuclear facility may be assessed a retrospective premium of up to a limit of $79.3 million (which shall be adjusted for inflation at least every five years) for each reactor owned in the event of any one nuclear incident occurring at any reactor in the United States, with provision for payment of such assessment to be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. With respect to operating nuclear facilities of which it is a part owner or from which it contracts (on terms reflecting such liability) to purchase power, Montaup would be obligated to pay its proportionate share of any such assessment.

     Joint owners of nuclear projects are also subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On February 28, 1991, EUA Power (now known as Great Bay Power Corporation), a 12.13% owner of the Seabrook Project in which Montaup has a 2.9% ownership interest, filed for protection under Chapter 11 of the federal Bankruptcy Code. It conducted its business as a Debtor-in-Possession until November 23, 1994, at which time its Plan of Reorganization became effective and Great Bay Power emerged from Chapter 11.

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

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $18.0 million in 1994 dollars, and Seabrook Unit 1 is $11.5 million in 1994 dollars. These figures are based on studies performed for the lead owner of the units. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

Yankee Atomic:

     On February 26, 1992, Yankee Atomic announced that it would permanently cease power operation of Yankee Rowe and began preparing for an orderly decommissioning of the facility. Montaup has a 4.5% equity ownership in Yankee Atomic with a book value of approximately $1.2 million at December 31, 1994. Under the terms of its purchased power contract with the facility, Montaup must pay its proportionate share of unrecovered costs and expenses incurred after the plant is retired. In December 1992, Yankee Atomic received FERC authorization to recover essentially all unrecovered assets and all costs incurred after the February 26, 1992 shutdown decision until the plant is decommissioned. Montaup's share of all unrecovered assets and the total estimated costs to decommission the unit aggregated $18.4 million at December 31, 1994.

Maine Yankee:

     The Maine Yankee unit, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past the detection of defects has resulted in the plugging of those tubes to prevent their subsequent use. During the refueling-and-maintenance shutdown that commenced in early February of 1995 Maine Yankee has detected increased degradation of the Plant's steam generator tubes, in excess of the number expected, and is currently evaluating several courses of action to address the matter. The detection of a significantly larger number of degraded tubes is likely to adversely affect the operation of the Plant and may result in substantial cost to Maine Yankee. Maine Yankee cannot now predict what course of action it will choose, or to what extent the operation of the Plant will be affected. Montaup has a 3.59% stock ownership interest in Maine Yankee.

Seabrook Unit 2:

     Montaup also has 2.9% ownership interest in Seabrook Unit 2. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been cancelled in 1984, voted to dispose of Seabrook Unit 2. Plans regarding disposition of Seabrook Unit 2 are now under consideration, but have not been finalized and approved. Montaup is unable, therefore, to estimate the costs for which it would be responsible in connection with the disposition of Seabrook Unit 2. Monthly charges are required to be paid by Montaup with respect to Seabrook Unit 2 in order to preserve and protect its components and various warranties. Montaup recovered its investment in Seabrook Unit 2 under a FERC approved rate case settlement. As of December 31, 1994, Montaup had fully recovered its investment in Seabrook Unit 2.

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

     The MDPU and RIPUC have approved a Memorandum of Understanding (MOU) with Eastern Edison, Blackstone, Newport and Montaup. The MOU establishes a framework for a coordinated, regional review of the resource planning and procurement process of those companies. It is based on the assumption that resource planning and procurement by a regional electric company may be implemented more effectively under a coordinated, consensual review process involving the EUA Retail companies and the state public utility commissions to which the EUA retail companies are subject. Pursuant to the terms of the MOU, at least every two years Montaup and Eastern Edison will file with the MDPU and Blackstone will file the RIPUC an integrated resource plan concurrently. The MOU outlines a mechanism and a timetable by which the reviews by the two commissions will be coordinated and any inconsistencies among the decisions by the state commissions will be resolved.

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


Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by Eastern Edison are subject to approval by and are on file with the MDPU. For the twelve months ended December 31, 1994, 82.6% of Eastern Edison's consolidated revenues were subject to the jurisdiction of FERC and 17.4% to the MDPU.

     Recent general rate (decreases) increases for Montaup and Eastern Edison are as follows (thousands of dollars):

                       Applied for      Implemented(F1)    Effective(F2)


                                                                           Return on
                    Annual($)           Annual($)          Annual($)       Common
                    Revenue    Date     Revenue    Date    Revenue    Date Equity %

Federal
  - Montaup
    M-14           (10,133)     3/21/94 (10,133)   5/21/94   Decision Pending (F3)

Massachusetts
  - Eastern Edison
    MDPU 92-148     14,927(F4)  6/15/92                      8,100   1/12/93 11.50(F5)



___________________

<F1>     Montaup's rate changes were implemented on a subject to refund basis.
<F2>     Per final FERC order or settlement agreement.
<F3>     Settlement agreement with all parties with an annual reduction of
         $13,992,000 awaits FERC certification.
<F4>     Reduced from $16,401,000 as originally filed.
<F5>     Rate used for AFUDC calculation purposes.  Settlement contains no specific finding on allowed common equity return. Rates approved for consumption of electricity on or after January 1, 1993.

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

     Within three years of their adoption of FAS106, FERC regulated companies must also file a general rate change and seek inclusion of these costs in their rates. Companies may defer the jurisdictional portion of the difference between the costs determined pursuant to accounting principles previously followed and FAS106 accruals from the time they adopt FAS106 until they file the general rate case described above. Montaup deferred its incremental FAS106 expenses of approximately $400,000 and $1.4 million for 1994 and 1993, respectively.

     On May 21, 1994 Montaup filed a rate application with the FERC to reduce annual revenues by $10.1 million. This request is intended to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application also included a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992, including a five-year amortization of previously deferred FAS106 costs. Also incorporated in this filing was a request to make Newport an all requirements customer of Montaup. Settlement agreements with all intervenors with an annual base rate reduction of approximately $14 million annually, (inclusive of the filed $10.1 million reduction) effective as of August 1994, await certification by the Commission.

Massachusetts Proceedings:

     In December 1994 the Massachusetts Department of Public Utilities approved a request made by Eastern Edison to recover through a reconciling adjustment factor a portion of "lost base revenues." Lost base revenue represents amounts the company would have collected if it had not offered demand-side management and conservation and load management programs to its customers.

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

     In authorizing the increase, the MDPU accepted a settlement proposal offered jointly by Eastern Edison and the Massachusetts Attorney General, the sole intervenor. The settlement stipulated the total revenue requirement which included an amortization of Hurricane Bob costs over a five-year period without a return on the unamortized amount. The settlement also reflects the recovery of the full tax deductible amount of post-retirement benefits other than pensions (FAS106 expenses), without any phasing-in of the increase over the current ("pay-as-you-go") level. All FAS106 amounts recovered were placed in trusts permitted by the IRS which will maximize tax deductibility and provide tax-free benefits to retirees. The depreciation rate and the common equity component of AFUDC were also specified. The composite rate for the depreciation calculation was set at 4.13%, up slightly from the 4.07% previously authorized. Solely for the purpose of calculating AFUDC, the common equity return component was set at 11.5%.

     The MDPU has put all companies on notice that it expects them..."to consider mergers or acquisitions in order to further optimize least-cost planning efforts and better fulfill their obligations to serve." Thereafter, the MDPU instituted an investigation, which is now underway, for the purpose of establishing, among other things, guidelines and standards for acquisitions and mergers of utilities and evaluating proposals regarding the recovery of costs associated with such activities. It is not possible to predict what effects, if any, the MDPU proceeding will have on the Eastern Edison.

     On September 20, 1994, the MDPU issued a notice of inquiry and order seeking comments on incentive regulation. The inquiry was to focus on incentive regulation, sometimes referred to as performanced-based regulation, to replace in whole or in part its existing cost-of-service/rate-of-return regulatory framework. Comments were filed by Eastern Edison and other interested persons. On February 24, 1995, the MDPU issued an order relating to implementation of incentive regulation. In the order, the MDPU strongly encouraged all jurisdictional electric utilities to devise and propose incentive plans. The objective of incentive regulation is to "provide market-place benefits to consumers through (1) more efficient utility operations, (2) stronger utility incentives for better cost control, and (3) enhanced opportunities for lower rates." While no timetable is specified, the MDPU stated the largest utilities should commence the incentive plan design process as soon as possible. It is not possible to predict what effect, if any the MDPU's order will have on the EUA System.

     On February 10, 1995, the MDPU issued a notice of inquiry and order seeking comments on electric industry restructuring. After initial and second-round comments are received, the MDPU will determine whether to hold further discussions or hearings, or issue an order on the results of its investigation. It is not possible to predict what effect, if any, the MDPU proceeding will have on Eastern Edison.

Environmental_Regulation

General:

     Eastern Edison and Montaup and other companies owning generating units from which power is obtained are subject, like other electric utilities, to environmental and land use regulations at the federal, state and local levels. The EPA, and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith including the ability to require installation of pollution control devices and remedial
actions.   In 1994 an environmental audit program designed to ensure compliance with environmental laws and regulations and to identify and reduce liability was instituted for Montaup and the Retail Subsidiaries.

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

     The EPA has issued regulations relating to the generation, transportation, storage and disposal of certain wastes under the RCRA. In Massachusetts, the requirements are implemented and enforced by the DEP.

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

     The EPA, pursuant to TSCA, regulates the use, storage, and disposal of PCBs and other dielectric fluids. Because Eastern Edison and Montaup had owned and used some electrical transformers containing PCBs, they are subject to EPA regulation under TSCA. These transformers have been either declassified or disposed of in accordance with TSCA requirements.

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

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 KV or more. There is a bill pending in the Massachusetts legislature that would authorize the MDPU to examine the potential health effects of EMF. Management cannot predict the impact, if any, which legislation or other developments concerning EMF may have on Eastern Edison or Montaup.

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

     Under the Federal Water Pollution Control Act, the Massachusetts Wetland Protection Act, and the Rhode Island Wetland Act, standards have been established to control the dredging and filling of wetlands. The EPA, the Army Corps of Engineers, RIDEM, CRMC and the DEP are pursuing a non-degradation (no loss) policy for wetlands.

     Under the Massachusetts Water Management Act, the DEP is responsible for promulgating regulations relating to water usage and conservation.

     Most of the generating units from which Montaup obtains power operate under permits which limit their effluent discharges into water and which require monitoring and, in some instances, biological studies and toxicity testing of the impact of the discharges. Such permits are issued for a period of not more than five years, at the expiration of which renewal must be sought. The permit for the Somerset Plant was renewed on September 30, 1994 and expires on September 30, 1998.

     The Oil Pollution Act of 1990 (OPA-90) was passed after several major oil spills occurred in waters of the United States. The primary intent of this legislation is to mandate strong contingency plans to prevent releases of oil and to require that sufficient resources are in place and ready to respond to any release. EPA, the United States Coast Guard, RIDEM, and DEP have a number of other rules in place, such as EPA's Spill Prevention, Countermeasures and Control Plan regulations, which are designed to minimize the release of oil and other substances to navigable waters and the environment.

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

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. Congress passed amendments to the new Clean Air Act in 1990 which created additional regulatory programs and generally updated and strengthened air pollution control laws. These amendments will expand the regulatory role of the EPA regarding emissions from electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a 2-phase utility power plant pollution control program to reduce emissions of sulfur dioxide and oxides of nitrogen. The first phase begins in 1995 and affects approximately 261 large units in 21 eastern and midwestern states. Phase II, which begins in the year 2000, tightens the emission limits imposed on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline by the end of 1999. The control program establishes a national cap of 8.90 million tons per year for sulfur dioxide emissions. Beginning in the year 2000, EPA will issue 8.90 million sulfur dioxide allowances to utilities annually. The sulfur allowance program will not affect Montaup's Somerset Station until January 1, 2000.

     Massachusetts DEP regulations establish a statewide cap on sulfur dioxide emissions and require Montaup's facilities to meet an average emission rate of
1.2 pounds of sulfur dioxide per million BTU of fuel input by the end of 1994. Under federal standards, Montaup would not be required to meet this sulfur dioxide emission level until the year 2000 as a result of Title IV of the Clean Air Act. However, Massachusetts DEP regulations require compliance five years earlier. As required by state regulations, Montaup submitted and received approval of a plan detailing how it would meet the 1995 sulfur dioxide standard. Montaup is achieving compliance by substituting lower sulfur content fuels. Tests at Montaup's Somerset Station indicated that Unit #6 would be able to utilize lower sulfur content coal than had been burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit #5 of the Somerset Station and has placed it in deactivated reserve (see Item 2. PROPERTIES).

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

     In April 1992, NESCAUM, an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island issued recommendations for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations are more restrictive than EPA's requirements. The DEP has amended its regulations to require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of oxides of nitrogen. Rhode Island has also issued similar regulations requiring that RACT be implemented at all stationary sources potentially emitting 50 tons or more per year of nitrogen oxide. Montaup has initiated compliance through, among other things, selective, noncatalytic reduction processes.

     Title V of the Clean Air Act Amendments provide EPA with broad new permitting authority, with the goal of having states begin to issue federally enforceable operating permits by 1995 which will outline limits and conditions necessary to comply with all applicable air requirements. The Clean Air Act's permitting program will be phased in over a couple of years. Although individual sources will be required to pay fees to the various states which will administer the program, the impact of these requirements is not expected to have a material financial impact on Eastern Edison or Montaup.

Environmental Regulation of Nuclear Power

     The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities. For example, the NRC requires licensed facilities to develop plans to respond to unexpected developments.

     In some environmental areas the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the Clean Air Act Amendments which apply to NRC-licensed facilities. The effective date for the new radionuclide standards has been stayed as to nuclear generating units. The EPA has also promulgated environmental radiation protection standards for nuclear power plants. These standards regulate the doses of radiation received by the general public.

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

Energy Policy

     The Energy Policy Act deals with many aspects of national energy policy and includes important changes for electric utilities and registered holding companies. Eastern Edison and its generating subsidiary, Montaup, as subsidiaries of EUA, a public utility holding company, cannot predict the impact that the Energy Act and the rules and regulations which will be promulgated by various regulatory agencies pursuant to the Energy Act will have on Eastern Edison. Certain provisions of the Energy Act will increase competition in the generation of electricity, while other provisions will open up new investment opportunities for registered holding companies. Certain provisions of the Energy Act are intended to encourage conservation of electricity while other provisions may create additional demand for electricity.

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


Item 2.                               PROPERTIES

Power_Supply

     Montaup supplies the EUA System with nearly 100% of its electric requirements. Newport became an all-requirements customer of Montaup on May 21, 1994, the implementation date of Montaup's wholesale rate reduction. At the same time, Montaup assumed all of Newport's power contracts and began leasing all of Newport's generation and a portion of Newport's transmission facilities. In 1994 the EUA System's wholly owned generating units referred to in the following table below consisted of Montaup's jet-fueled peaking units (Somerset Jet 1 and Jet 2) and Somerset Unit 6 which was converted from oil to coal burning in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Jepson in Jamestown and Eldred in Portsmouth) which supply the EUA System with 8 MW and 8.25 MW, respectively. With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economically beneficial to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and potentially prolonged outages of a generating unit.

     In January 1994 Montaup determined that it would not be economically feasible to bring its 42-year old, coal-fired, Somerset Station Unit 5 generating unit into compliance with the Clean Air Act Amendments of 1990 (Clean Air Act). The unit was placed in cold storage and its net investment, $5.4 million, was transferred to electric plant held for future use pending final determination by Montaup of its usefulness. Under terms of the settlement agreement entered into by Montaup and the intervenors in Montaup's 1994 rate decrease application and filed with FERC, Montaup continues to earn a return on the net investment of the unit. Current forecasts indicate that a combination of company owned generation, current long-term purchased power contracts, expected short-term power opportunities, and Montaup's C&LM programs should meet EUA System requirements through the year 1999.

     In 1994, Montaup recovered through rates approximately $14.2 million for its C&LM programs. C&LM is designed to (i) decrease existing energy demand and
(ii) offset future load growth through conservation incentives, thereby minimizing future need for large capital investment in generating facilities.

     The all time peak EUA System demand was approximately 921 MW experienced on July 21, 1994.

                                       EUA SYSTEM CAPABILITY
                         GENERATING UNITS IN SERVICE AS OF DECEMBER 31, 1994

                                                                    GROSS           WINTER  GROSS                NET
   IN                                                               SYSTEM          CLAIMED  SYSTEM     UNIT   SYSTEM
SERVICE                                                             SHARE          CAPAB      SHARE     SALES   SHARE
  DATE       UNIT NAME         FUEL TYPE   OWNER/OPERATOR              %               MW       MW       MW      MW
100% OWNERSHIP:
   1959      SOMERSET 6        COAL        MONTAUP ELECTRIC CO.      100.00           105.50  105.50    0.00  105.50
   1970      SOMERSET J1       JET OIL     MONTAUP ELECTRIC CO.      100.00            23.50   23.50    0.00   23.50
   1971      SOMERSET J2       JET OIL     MONTAUP ELECTRIC CO.      100.00            23.00   23.00    0.00   23.00
   1985      PAWTUCKET HYDRO   HYDRO       BLACKSTONE VALLEY ELEC.   100.00             1.24    1.24    0.00    1.24
   1961      JEPSON            DIESEL      NEWPORT ELECTRIC CORP.    100.00             8.00    8.00    0.00    8.00
   1978      ELDRED            DIESEL      NEWPORT ELECTRIC CORP.    100.00             8.25    8.25    0.00    8.25
                                                                  SUBTOTAL:                   169.49    0.00  169.49

JOINT OWNERSHIP:
   1976      CANAL 2           NO. 6 OIL   CANAL ELECTRIC COMPANY     50.00           584.00  292.00   85.00  207.00
   1978      WYMAN 4 (YAR 4)   NO. 6 OIL   CENTRAL MAINE POWER CO.     2.63 <F1>      619.25   16.28    0.00   16.28
   1986      MILLSTONE 3       NUCLEAR     NORTHEAST UTILITIES         4.01          1145.70   45.93    0.00   45.93
   1990      SEABROOK          NUCLEAR     NORTH ATLANTIC ENERGY CORP  2.90          1150.00   33.35    0.00   33.35

                                                                  SUBTOTAL:                   387.56   85.00  302.56

EQUITY OWNERSHIP:
   1968      CONN. YANKEE      NUCLEAR     CONN. YANKEE ATOMIC POWER   4.50           583.20   26.24    0.00   26.24
   1972      MAINE YANKEE      NUCLEAR     MAINE YANKEE ATOMIC POWER   3.59           880.00   31.61    0.00   31.61
   1972      VERMONT YANKEE    NUCLEAR     VT. YANKEE NUCLEAR POWER    2.25           521.83   11.74    0.00   11.74

                                                                  SUBTOTAL:                    69.60    0.00   69.60

PURCHASED POWER:
   1968      CANAL1            NO. 6 OIL   CANAL ELECTRIC COMPANY     25.00 <F2>      560.00  140.00    0.00  140.00
   1972      PILGRIM 1         NUCLEAR     BOSTON EDISON COMPANY      11.00 <F2>      668.97   73.59    0.00   73.59
   1977      POTTER 2          GAS/OIL     BRAINTREE ELEC. LIGHT DEPT 41.67 <F2>       96.00   40.00    0.00   40.00
   1975      CLEARY 9          GAS/OIL     TAUNTON MUNIC. LIGHTING    13.64 <F2>      110.00   15.00    0.00   15.00
   1982      STONY BROOK 2A    NO.2 OIL    MASS. MUNIC. WHOLESALE CO. 32.35 <F3>       85.00   27.50    0.00   27.50
   1986      STONY BROOK 2B    NO.2 OIL    MASS. MUNIC. WHOLESALE CO. 32.35 <F3>       85.00   27.50    0.00   27.50
   1984      MCNEIL            WOOD        VERMONT ELECTRIC POWER     15.24 <F4>       53.00    8.08    0.00    8.08
   1978      WYMAN 4           NO. 6 OIL   CENTRAL MAINE POWER         0.81 <F3><F4>  619.25    5.00    0.00    5.00
   1972      SALEM HBR 4       NO. 6 OIL   NEW ENGLAND POWER           1.16 <F3><F4>  430.00    5.00    0.00    5.00
   1974      BRAYTON 4         NO. 6 OIL   NEW ENGLAND POWER           1.13 <F3><F4>  441.00    5.00    0.00    5.00
   1990      OSP 1             GAS         OCEAN STATE POWER          28.00 <F5>      287.00   80.36    0.00   80.36
   1991      OSP 2             GAS         OCEAN STATE POWER          28.00 <F5>      287.00   80.36    0.00   80.36
   1991      NEA               GAS         NORTHEAST ENERGY ASSOC.     8.62           334.38   28.83    0.00   28.83

                                                                  SUBTOTAL:                   536.21    0.00  536.21


   1991      HYDRO QUEBEC I&II HYDRO       HQ / NEPOOL                 4.06 <F6>     1215.00   49.31    0.00   49.31

                                                                  SUBTOTAL:                    49.31    0.00   49.31



                               TOTAL GROSS SYSTEM CAPABILITY (MW) --------------------------1,217.17

                                         LESS:  UNIT CONTRACT SALES (MW) ------------------------------85.00

                                           TOTAL NET SYSTEM CAPABILITY (MW) --------------------------------1,127.17


<F1> REPRESENTS MONTAUP JOINT OWNERSHIP SHARE OF 1.9618% AND NEWPORT JOINT OWNERSHIP OF .6666%.
<F2> "LIFE OF UNIT" PURCHASE CONTRACT.
<F3> CONTRACT EXPIRES 10/31/95.
<F4> PURCHASED POWER CONTRACTS OF NEWPORT ASSUMED BY MONTAUP AS OF MAY 21, 1994.
<F5> FOR EACH UNIT, MONTAUP IS A POWER PURCHASER WITH 22% ENTITLEMENT AND NEWPORT IS A POWER
     PURCHASER WITH 6% ENTITLEMENT.  MONTAUP ASSUMED NEWPORT'S ENTITLEMENT AS OF MAY 21, 1994
     (EUA OCEAN STATE HOLDS A 29.9% EQUITY INTEREST IN OCEAN STATE POWER PARTNERSHIP.)
<F6> ENTITLEMENT % IS WEIGHTED AVERAGE OF PHASE I & II SHARES (40% PHASE I (4.01987%); 60% PHASE II (4.0842%)).

     Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. Business -- Yankee Atomic.)

Other_Property

     Eastern Edison and Montaup own approximately 3,100 miles of transmission and distribution lines and approximately 52 substations located in the cities and towns served.

     In addition to the above, Eastern Edison and Montaup also own several buildings which house distribution, maintenance or general office personnel.

     See Note F of Notes to Consolidated Financial Statements regarding encum brances.


Item 3.                      LEGAL PROCEEDINGS

Rate_Proceedings

     See descriptions of proceedings under Item 1, BUSINESS -- Rates.

Environmental_Proceedings

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

     2. During March-April 1990, Eastern Edison conducted a limited environmental investigation (Phase I study) of a portion of its Dupont Substation in Brockton, Massachusetts. During the investigation, Eastern Edison notified the DEP that it had encountered oils and PCBs. On May 3, 1990, the DEP notified Eastern Edison of its liability for releases of oil and/or hazardous materials at the site, and requested a copy of the Phase I study. Following its review of the Phase I study on January 23, 1991, the DEP issued a Notice of Responsibility to Eastern Edison requiring a Phase II - Comprehensive Site Investigation. A scope of work for the Phase II study was submitted on April 12, 1991. Eastern Edison will proceed once the DEP approves the scope of the work. The DEP has classified this site under the new MCP. Eastern Edison is proceeding with a Phase II study and a site ranking may be required by July 1995.

     Eastern Edison and Montaup are unable to predict the outcome of any of the foregoing environmental matters or to estimate the potential costs which may ultimately result. It is the policy of these companies in such cases to provide notice to liability insurers and to make claims. However, it is not possible at this time to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carrier in these matters. Under CERCLA, each responsible party can be held "jointly and severally" liable for clean-up costs. Eastern Edison and Montaup could thus be held fully liable for environmental damages for which they were only partially responsible. However, Eastern Edison and Montaup might then be entitled to recover costs from other PRPs.

     As of December 31, 1994, Eastern Edison and Montaup have incurred costs of approximately $125,000 in connection with the foregoing environmental matters and estimate that additional expenditures may be incurred through 1996 up to $800,000.

     As a general matter Eastern Edison and Montaup will seek to recover costs relating to environmental proceedings in their rates. Montaup is currently recovering certain of the incurred costs in its rates. Estimated amounts after 1996 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates, and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties Eastern Edison and Montaup do not believe that the ultimate impact of the environmental costs will be material to their financial position and thus, no loss provision is required at this time.

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

     In January 1994, a counterclaim by Aquidneck claimed certain breaches of the Power Purchase Agreement, including an alleged failure on the part of Montaup to renegotiate the terms and conditions of the Power Purchase Agreement. Also in January 1994, Aquidneck sought to join EUA and EUA Service as parties to the suit.

     The Court has scheduled a hearing in April 1995 on Montaup's motion for default judgement based on Aquidneck's failure to meet its discovery obligations. In addition, Montaup intends to file a motion for summary judgment.

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

     On January 8, 1992, the Massachusetts Municipal Wholesale Electric Cooperative and its member municipalities, all of which are members of NEPOOL, filed a suit in Massachusetts Superior Court against the investor-owned utilities that are also members of NEPOOL. The suit alleges damages by NEPOOL's establishment of minimum size requirements for generating units designated as pool-planned generating units. The suit names as defendants members of NEPOOL, including Blackstone, Eastern Edison, Montaup and Newport (NEPOOL members of the EUA System). The FERC initiated an action when the EUA subsidiaries and other participants filed an amendment to the NEPOOL Agreement with the FERC that concerns many of the issues raised in the Massachusetts litigation. The plaintiffs in the Massachusetts litigation, and one other participant have objected to the amendment, and have sought to prevent or delay its effectiveness. Extended settlement discussions have resulted in a settlement signed by substantially all of the parties and intervenors in both actions. The settlement, if fully implemented, will result in (i) a withdrawal of the amendment to the NEPOOL Agreement, (ii) a termination of the FERC proceeding, and (iii) after the FERC action is terminated and no longer subject to appeal, the withdrawal by the settling plaintiffs of their Superior Court complaint. The necessary papers were filed to withdraw the NEPOOL amendment and terminate the FERC proceeding. That withdrawal and termination was contested by three intervenors in the FERC proceeding. On February 10, 1995, FERC issued an order accepting a notice of cancellation of the NEPOOL amendment, effective September 12, 1994. If the settlement agreement is fully implemented, the Superior Court action will be required to be dismissed as to all but one non-settling plaintiff. Management cannot predict the ultimate outcome of this proceeding at this time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.
                                        PART_II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of Eastern Edison's common stock is owned beneficially and of record by EUA.

     The dividends paid on Eastern Edison's common stock during the past two years are as follows:

                        Dividends Paid                          Dividends Paid
          1994          ___Per_Share__           1993           ___Per_Share__
     First Quarter           $2.22          First Quarter            $1.91
     Second Quarter           2.46          Second Quarter            1.93
     Third Quarter            2.49          Third Quarter             1.96
     Fourth Quarter           2.77          Fourth Quarter            2.77

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

 Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                ________For_the_Years_ended_December_31,________
                                   1994     1993       1992      1991      1990
                                                   (In Thousands)
_______________________________________________________________________________
Operating Revenues <F1>         $418,424  $417,021  $420,188  $414,609 $375,573
Consolidated Net Earnings         31,395    28,145    29,231    23,763   24,083
Total Assets                     756,045   742,273   776,510   785,365  770,640
Capitalization:
  Long-Term Debt - Net           229,224   264,134   269,995   304,991  319,986
  Redeemable Preferred Stock Net  25,257    24,824    28,171    29,558   34,012
  Non-Redeemable Preferred
    Stock                                              8,949     8,949    8,949
  Common Equity                 _225,064   223,005   220,257  _211,126 _203,879
Total Capitalization            $479,545  $511,963  $527,372  $554,624 $566,826
                                ========   =======  ========  ======== ========
Short-Term Debt                 $______0  $______0  $______0  $______0 $______0

(F1) Certain amounts in 1990 have been reclassified to conform with current presentations.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REVIEW
                            OF OPERATIONS

Overview

     Consolidated Net Earnings for 1994 were $31.4 million, a $3.3 million increase over the prior year. Growth of 1.8% in primary kilowatthour (kWh) sales and lower long-term debt interest and preferred dividend requirements in 1994 as compared to 1993 were the major factors contributing to this increase.
Early kWh sales gains in the year were offset somewhat by mild weather primarily in the fourth quarter.

     Consolidated Net Earnings for 1993 were $28.1 million as compared to $29.2 million for 1992, a decrease of $1.1 million. The positive impacts of: (i) growth in kWh sales, (ii) a rate increase granted Eastern Edison effective in mid-January 1993, (iii) interest savings from Eastern Edison's refinancings and, (iv) a decrease in direct controllable operation and maintenance expenses did not entirely offset the negative impact of increases in indirect operations and maintenance expenses on Consolidated Net Earnings. Retail sales increased by 2.2% as sales to residential and industrial customers grew by 3.3% and 5.8%, respectively, indicating some recovery in the region's economy.

Comparison of Financial Results

Operating Revenues

1994 vs 1993

     Operating Revenues for 1994 increased by approximately $1.4 million.
Contributing to this modest increase were the recoveries of increased fuel expense of approximately $2.9 million and higher primary kWh sales of 1.8% resulting in approximately $2.7 million of growth in base revenues. Offsetting these positive impacts somewhat was a decrease in revenues of approximately
$3.2 million resulting from the net impact of Montaup's 1994 rate decrease.
Montaup implemented a rate reduction of $10.1 million in May and reached settlements with the intervenors in that proceeding for an annual reduction of approximately $14.0 million (inclusive of the $10.1 million) effective August
1994. These settlements await FERC certification. As part of this rate reduction application, Newport Electric Corporation (Newport) became an all requirements customer of Montaup, mitigating the negative impact this rate reduction had on operating revenues. Previously Montaup supplied only 53% of Newport's total energy requirements.

1993 vs 1992

     Operating Revenues for 1993 decreased $3.2 million as compared to 1992.
Revenues attributable to the recovery of fuel expense declined $11.2 million primarily as a result of outages of company-owned units and reduced fuel costs.
Also, other operating revenues, primarily of Montaup, decreased $0.9 million.
Offsetting these decreases somewhat were: (i) increased base revenues aggregating approximately $5.0 million related to Eastern Edison's rate increase in January 1993; (ii) increased recoveries of purchased power expense and Conservation and Load Management (C&LM) expenses aggregating approximately
$3.9 million and, (iii) increased kWh sales (see Expenses below).

Expenses

1994 vs.1993

     The Company's most significant expense items continue to be fuel and purchased power expenses which together comprised about 57.6% of total operating expenses for 1994.

     Fuel expense for 1994 increased $2.4 million from 1993. As a result of Newport becoming an all-requirements customer of Montaup, Montaup assumed all of Newport's purchased power contracts. Consequently, approximately $2.1 million of this year's increase in fuel expense relates to the assumed Newport contracts. A 4.8% decrease in the average cost of fuel in 1994 essentially offset the Company's 6.6% increase in total energy requirements.

     Purchased Power expense increased from 1993 by $1.6 million or 1.3%. This increase was primarily due the impact of Montaup's assumption of Newport's purchased power contracts aggregating approximately $9.8 million. Offsetting this increase somewhat were expired purchased power contracts totalling approximately 41 MW and lower billings by Montaup suppliers aggregating approximately $8.6 million.

     Other Operation and Maintenance expenses are comprised of two components, Direct Controllable and Indirect. Direct Controllable expenses include expense items such as salaries, fringe benefits, insurance, maintenance, etc. Indirect expenses include items over which the Company has limited short-term control and include such expense items as Montaup's joint ownership interests in generating facilities such as Seabrook Unit 1 and Millstone Unit 3, power contracts where transmission rental fees are fixed, conservation and load management expenses that are fully recovered in revenues and expenses related to accounting standards such as FAS106.

     Total Other Operating and Maintenance expenses decreased by approximately
$1.7 million or 1.7% in 1994 due primarily to decreases in indirect expenses including approximately $2.3 million in maintenance expense of Montaup's jointly owned units and an additional $2.3 million reduction related to allocated charges from EUA Service Corporation recorded as other operating and maintenance expenses by the company. Partially offsetting these reductions were increases of $2.4 million in conservation and load management expenses and $0.4 million of increased transmission and distribution expenses.

     Depreciation and Amortization expense decreased by $0.9 million or 3.4% in 1994. The decrease was due primarily to Montaup's Seabrook Unit II loss amortization which was completed in 1993.

     Other Income & (Deductions) - Net increased $1.2 million or over 100% in
1994. The increase is due primarily to the recognition of approximately $0.9 million of capitalized costs on nuclear fuel contract buy-out costs that had previously been deferred.

     Interest Expense on long-term debt decreased by $4.1 million or 18.1% for 1994 as compared to 1993 primarily due to Eastern Edison's 1993 refinancing of $195 million of long-term debt at lower rates.

     Other Interest expense increased $1.7 million or 58.1% in 1994 compared to 1993. The increase was a result of the recognition of approximately $1.0 million in interest related to Internal Revenue Service audits and the allocation methodology adopted in mid 1993 by EUA Service Corporation. Under this new methodology, EUA Service Corporation interest expenses are being allocated to other interest expense. They had previously been recorded as other operating expenses.

     Preferred Dividend Requirements decreased $1.0 million or 32.7% in 1994 due to a full-year impact of Eastern Edison's 1993 Preferred Stock financing activity.

1993 vs. 1992

     Fuel and Purchased Power-Demand comprised 57% of Total Operating expenses in 1993. Fuel expense decreased approximately $11.5 million or 11.9%, from 1992, due largely to a decrease in total generation resulting from outages experienced by company-owned units. Canal Unit 2, which is 50% owned by Montaup, began a scheduled outage on February 13, 1993, and returned to service on April 5, 1993 while Somerset Unit No. 6, a wholly owned unit of Montaup, was out of service for most of 1993 due to unanticipated waterwall restoration.
Offsetting these impacts on fuel expense somewhat was a 3.7% decrease of Montaup's average cost of fuel for the period.

     Purchased Power expense decreased $1.8 million or 1.4% as compared to 1992. The decrease was caused primarily by a $3.8 million decrease in C&LM expense recorded as purchase power. Offsetting these decreases somewhat was the increased costs of $1.6 million billed by Montaup's suppliers.

     Total Other Operation and Maintenance expense increased $8.8 million or 12.2% in 1993 when compared to the same period of 1992. The increase reflects the increases in indirect expenses including (i) an increase of $3.9 million in maintenance expenses of jointly owned units of Montaup; (ii) an increase of $4.1 million in C&LM expenses; (iii) an increase of $2.2 million due to expenses relating to the Company's adoption of FAS106; and, (iv) an increase of $0.4 million related to a pension accrual. The above increases were partially offset by a reduction in direct controllable expenses resulting from the Company's strict attention to cost control.

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

     Interest Expense on long-term debt decreased by $4.9 million or 17.9% for 1993 as compared to 1992. This decrease was due primarily to Eastern Edison's
1993 refinancing of $195 million of long-term debt at lower interest rates and the redemptions of $30 million of 9-1/4% First Mortgage and Collateral Trust
Bonds (FMBs) in May 1992 and $15 million of 8-1/2% FMBs in June 1992. The redemptions were made primarily with cash proceeds from the early redemption of Montaup securities, which were owned by Eastern Edison. Eastern Edison also refinanced $35 million of 10% FMBs with $35 million of 7.78% Medium Term Notes in July 1992.

     Other Interest Expense increased $1.6 million or over 100% in 1993 as compared to 1992. The increase is primarily due to an increase in Eastern
Edison's amortization of debt expense of approximately $0.7 million and the allocation of $0.4 million of EUA Service interest expense in 1993, previously included in operating expense.

     The Preferred Dividend requirement of the the Company decreased by approximately $0.7 million or 19.6% in 1993. The decrease is a result of Eastern Edison's redemption of all of its outstanding 4.64%, 8.32%, 9.00% and 9.80% series of Preferred Stock aggregating $41.6 million and subsequent insurance of $30 million of 6 5/8% series of Preferred Stock.

Rate Activity

     On May 21, 1994 Montaup filed a rate application with the FERC to reduce annual revenues by $10.1 million. This request is intended to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application also included a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992, including a five-year amortization of previously deferred FAS106 costs. Also incorporated in this filing was a request to make
Newport an all requirements customer of Montaup. Settlement agreements with all intervenors with an annual base rate reduction of approximately $14 million annually, (inclusive of the filed $10.1 million reduction) effective as of August 1994, await certification by the Commission.

Financial_Condition_and_Liquidity

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of existing and future customers. For 1994, 1993 and 1992, Eastern Edison's and Montaup's combined cash construction expenditures were $23.6 million, $23.0 million and $15.2 million, respectively. Internally generated funds provide approximately 167% of Eastern Edison's and Montaup's combined cash construction requirements in 1994.

     Cash construction expenditures are expected to be approximately $29.8 million, $25.1 million and $25.7 million in 1995, 1996 and 1997, respectively and will be financed with internally generated funds.

     In the utility industry, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies including, Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At
December 31, 1994, unused short-term lines of credit amounted to approximately
$118 million. At December 31, 1994, neither Eastern Edison nor Montaup had any outstanding short-term debt.

     In addition to construction expenditures, projected requirements for maturing long-term debt securities through 1999 are: $35 million in 1995, $7 million in 1996 and $60 million 1998. The Company has no sinking fund requirements until the year 2003.

Environmental Matters

     The EPA, as well as state and local authorities, have jurisdiction over releases of pollutants into the environment. They have broad authority to set rules and regulations, including the required installation of pollution control devices and remedial actions. The EPA has updated its clean air standards regulating the emissions from utility power plants into the air to take effect in 1995. Tests at Montaup's Somerset Station indicated that Unit No. 6 would be able to utilize lower sulfur coal than had been burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit No. 5 of Somerset Station and has placed it in deactivated reserve. (see Item 2. PROPERTIES).

     In April 1992, the NESCAUM, an environmental advisory group for eight
Northeast states including Massachusetts and Rhode Island issued recommenda tions for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act. The NESCAUM recommendations are more restrictive than the Clean Air Act requirements.
Massachusetts has issued new regulations to implement oxides of nitrogen reduction requirements. The DEP has amended its regulations to require that Reasonable Availably Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons or more per year of oxides of nitrogen.
Rhode Island has issued similar regulations also requiring that RACT be implemented at all stationary sources potentially emitting 50 tons or more per year of oxides of nitrogen. Montaup has initiated compliance through, among other things, selective, noncatalytic processes.

     Because of the nature of the Eastern Edison's and Montaup's business, various by-products and substances are produced or handled which are classified as hazardous under the rules and regulations promulgated by the EPA as well as state and local authorities.  Eastern Edison and Montaup generally provide for the disposal of such substances through licensed contractors, but these statutory provisions generally impose potential joint and several responsibility on the generators of the wastes for cleanup costs.  Eastern
Edison and Montaup have been notified with respect to a number of sites where they may be responsible for such costs, including sites where they may have joint and several liability with other responsible parties.  It is the policy of Eastern Edison and Montaup to notify liability insurers and to initiate claims however, Eastern Edison and Montaup are unable to predict whether liability, if any, will be assumed by, or can be enforced against, the
insurance carrier in these matters.   Management is unable to predict the
outcome of any of these environmental matters or to estimate the ultimate costs which may result.  As of December 31, 1994, Eastern Edison and Montaup have incurred costs of approximately $125,000 in connection with such environmental matters.  It is estimated that additional costs of up to $800,000 may be incurred through 1996.  Montaup is currently recovering certain of its incurred environmental costs in rates.  As a result of the recoverability in current rates of environmental costs, and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers, Eastern
Edison and Montaup do not believe that the ultimate impact of environmental costs will be material to their financial position and thus, no loss provision is required at this time.  (see Item 3. LEGAL PROCEEDINGS -- Environmental
Proceedings).

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

Change in Accounting Standards

     In November 1992, FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits" for fiscal years beginning after December 15, 1993. The estimated impact of this standard is immaterial to Eastern Edison's results of operation and therefore no liability was recorded.

Other

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $18.0 million in 1994 dollars, and Seabrook Unit 1 is $11.5 million in 1994 dollars. These figures are based on studies performed by the lead owner of the units. In addition, Montaup pays into decommissioning reserves pursuant to contractual arrangements with other nuclear generating facilities in which it has an equity ownership interest or life-of-the-unit entitlement. Such expenses are currently recovered through rates.

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

     In January 1994, a counterclaim by Aquidneck claimed certain breaches of the Power Purchase Agreement, including an alleged failure on the part of Montaup to renegotiate the terms and conditions of the Power Purchase
Agreement. Also in January 1994, Aquidneck sought to join EUA and EUA Service as parties to the suit.

     The Court has scheduled a hearing in April 1995 on Montaup's motion for default judgement based on Aquidneck's failure to meet its discovery obligations. In addition, Montaup intends to file a motion for summary judgment.

     Montaup, EUA and EUA Service intend to defend the counterclaim vigorously and believe that Aquidneck's claims have no basis in law.

     On January 8, 1992, the Massachusetts Municipal Wholesale Electric
Cooperative and its member municipalities, all of which are members of NEPOOL, filed a suit in Massachusetts Superior Court against the investor-owned utilities that are also members of NEPOOL. The suit alleges damages by NEPOOL's establishment of minimum size requirements for generating units designated as pool-planned generating units. The suit names as defendants members of NEPOOL, including Blackstone, Eastern Edison, Montaup and Newport
(NEPOOL members of the EUA System). The FERC initiated an action when the EUA subsidiaries and other participants filed an amendment to the NEPOOL Agreement with the FERC that concerns many of the issues raised in the Massachusetts litigation. The plaintiffs in the Massachusetts litigation, and one other participant have objected to the amendment, and have sought to prevent or delay its effectiveness. Extended settlement discussions have resulted in a settlement signed by substantially all of the parties and intervenors in both actions. The settlement, if fully implemented, will result in (i) a withdrawal of the amendment to the NEPOOL Agreement, (ii) a termination of the FERC proceeding, and (iii) after the FERC action is terminated and no longer subject to appeal, the withdrawal by the settling plaintiffs of their Superior Court complaint. The necessary papers were filed to withdraw the NEPOOL amendment and terminate the FERC proceeding. That withdrawal and termination was contested by three intervenors in the FERC proceeding. On February 10, 1995, FERC issued an order accepting a notice of cancellation of the NEPOOL amendment, effective September 12, 1994. If the settlement agreement is fully implemented, the Superior Court action will be required to be dismissed as to all but one non-settling plaintiff. Management cannot predict the ultimate outcome of this proceeding at this time.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report under Item 14(a)(1).

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     (a), (b), (c), (d) and (e) The names, ages and positions of all of the directors and executive officers of Eastern Edison as of March 17, 1995 are listed below with their business experience during the past five years. The directors, Treasurer and Clerk of Eastern Edison are each elected to serve until the next annual stockholders' meeting. All other officers are elected to serve until the next meeting of directors following the annual stockholders' meeting. There is no family relationship between any of the directors or officers of Eastern Edison. Messrs. Pardus and Stevens are Trustees of EUA.

      Name, Age                           Business Experience
     and_Position                         During_Past_5_Years

Elizabeth J. Alden, 41      President, Alden Products Company.  Director since
 Director                    June 1993.

Richard M. Burns, 57        Vice President, Assistant Treasurer and Assistant
 Vice President (1)          Clerk since April 1986; Comptroller of EUA since
                             1976, Assistant Secretary of EUA since 1978 and
                             Assistant Treasurer of EUA since April 1986;
                             responsible primarily for the accounting affairs
                             of the EUA System.

John D. Carney, 50          President and Director since January 1990;
 Director and                responsible for the day-to-day activities of the
 President (2)               Company

Robert W. Giggey, 59        Chairman and CEO of Mellinium Medical Inc., since
 Director                    June 1994 Chairman and CEO of Innovative Medical
                             Inc., since January 1994; Assistant to President
                             of Deknatel, Inc., previously a Division of Pfizer
                             Hospital Products Group, Inc. since November 1993
                             CEO and Chairman of Deknatel, Inc., prior to
                             October 1993; Director since January 1991.

Barbara A. Hassan, 45       Vice President since January 1990; responsible
 Vice President              for the operation and maintenance of the
                             transmission and distribution facilities of
                             the Company.

Arthur A. Hatch, 64         Executive Vice President and Director since January
 Director and Executive      1990; Executive Vice President of EUA since
 Vice President (3)          January 1990;  responsible for power  supply,
                             purchasing management, engineering and operations
                             of the transmission and distribution facilities of
                             the EUA System.

Clifford J. Hebert, Jr., 47  Treasurer since April 1986; Treasurer of EUA
 Treasurer(4)                  since April 1986; responsible for financial and
                               treasury activities of the EUA System.

Robert W. Lavoie, 57         Vice President since March 1987; responsible for
 Vice President                credit, meter reading and consumer services
                               activities of the company.

William F. O'Connor, 55      Clerk since 1974; Secretary of EUA since 1971;
 Clerk (5)                     responsible primarily for the corporate affairs
                               of the EUA System.

Donald G. Pardus, 54         Chairman of the Board since July 1989; Chairman
 Director and                  of EUA since July 1990; President of
 Chairman of the Board (6)     EUA from December 1985 to June 1990; Chief
                               Executive Officer of EUA since April 1989;
                               responsible for the overall management of the
                               EUA System; Director since 1979.

Robert G. Powderly, 47       Executive Vice President since March 1992;
 Director and Executive        President of Newport from March 1990 to April
   Vice President (7)          1992;  prior to that time he was a Vice
                               President of EUA Service for more than five
                               years; responsible for the corporate
                               communications, information systems and rate
                               activities of the EUA System;  Director since
                               March 1992.

Donald H. Ramsbottom, 65     Executive Director, University of Massachusetts
 Director                      Dartmouth Foundation since April 1991; Vice
                               President of The First National Bank of Boston
                               from 1987 to January 1991; Director since
                               January 1982.

John R. Stevens, 54          Vice Chairman of the Board since July 1989;
 Director and Vice             President of EUA since July 1990; Chief
 Chairman of the Board (8)     Operating Officer of EUA since January 1990;
                               responsible for retail operations and new
                               ventures of the EUA System; Director since July
                               1987.


_________________
 (1) Comptroller, Assistant Treasurer and Assistant Secretary of EUA; Vice
     President, Comptroller, Assistant Treasurer, Assistant Clerk/Secretary and
     Director of EUA Service; Vice President, Assistant Treasurer and Assistant
     Secretary of Blackstone; Vice President, Assistant Treasurer, Assistant
     Clerk and Director of Montaup and EUA Energy; Comptroller, Assistant
     Treasurer and Director of EUA Cogenex; Assistant Treasurer of EUA Ocean
     State; Vice President and Assistant Treasurer of Newport;  Director and
     Assistant Treasurer of EUA Transcapacity, Inc.; Vice President and
     Comptroller of NEM and EUA Cogenex-Canada.

 (2) Vice President and Director of EUA Service and Montaup.

 (3) Executive Vice President of EUA; Executive Vice President and Director of
     Blackstone, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Service,
     Montaup, Newport and EUA Transcapacity, Inc.

 (4) Treasurer of EUA, EUA Service, Blackstone, Montaup, EUA Energy, EUA Ocean
     State, Newport, NEM and EUA Transcapacity; Treasurer and Assistant
     Clerk/Secretary of EUA Cogenex and EUA Cogenex Canada.

 (5) Secretary of EUA; Vice President, Secretary, Clerk and Director of EUA
     Service; Clerk and Director of EUA Cogenex, EUA Energy and Montaup;
     Secretary/Clerk of Blackstone, EUA Ocean State, EUA Cogenex, EUA
     Cogenex-Canada, Newport and NEM.

 (6) Chairman, Trustee, and Chief Executive Officer of EUA; Chairman and
     Director of Blackstone, EUA Cogenex, EUA Energy, EUA Ocean State, EUA
     Power, EUA Service, EUA Transcapacity, Montaup, NEM and Newport; Chairman of EUA Cogenex-Canada.

 (7) Executive Vice President of EUA; Executive Vice President and Director of
     Blackstone, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Transcapacity,
     EUA Service, Montaup and Newport.

 (8) President, Trustee and Chief Operating Officer of EUA; Vice Chairman and
     Director of Blackstone, EUA Cogenex, NEM and Newport; President and
     Director of EUA Energy, EUA Ocean State, EUA Service, EUA Transcapacity, and Montaup; Vice President of EUA Cogenex-Canada.



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

     Messrs. Burns, Hatch, Hebert, O'Connor, Pardus and Stevens, who have been officers or directors of EUA Power within the last two years, resigned their positions effective December 30, 1992, with the exception of Mr. Stevens who resigned as the Sole Officer and Director of Great Bay Power Corporation on
November 22, 1994.

Item 11.  EXECUTIVE COMPENSATION

     Information is set out below as to cash compensation paid by Eastern
Edison during the year 1994 to each executive officer of Eastern Edison whose aggregate cash compensation for the year exceeded $100,000.

                                                           Long-Term     All
                                                          Compensation   Other
Name and                         Annual Compensation       Restricted   Compen-
Principal          Fiscal           Incentive               Stock       sation
Position            Year    Salary  __Bonus__  Other<F1>    Awards<F2>   <F3>
John Carney        1994   $140,025   $34,207   $4,229       $  -      $ 3,500
President          1993    134,025    38,867    6,618          -        3,015
                   1992    126,025    24,003    3,443        60,616     2,520

Barbara A. Hassan  1994   $111,025   $20,484       -           -      $ 2,775
Vice President     1993    101,025    23,343       -           -        2,272
                   1992     91,025    11,557       -           -        1,668

Robert W. Lavoie   1994   $105,392   $18,645       -        $  -      $ 2,634
Vice President     1993    100,758    21,352       -           -        2,269
                   1992     94,925    12,179       -           -        1,898


___________________

<F1>  Represents amounts reimbursed for the tax liability accruing as a result of the personal use of a company-owned automobile.

<F2> Aggregate amount and value (including the value reflected in the table under "Restricted Stock Awards") of shares held under EUA's Restricted Stock Plan to the officers listed above is as follows: Mr. Carney 2,975 shares, $60,616. Dividends are paid on these shares.

<F3>  Contributions made under the Employees' Savings Plan.

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

     Any contributions to provide benefits under the Plan are made by the EUA System in amounts determined by the Plan's actuaries to meet the funding stand ards established by the Employee Retirement Income Security Act of 1974. These contributions are actuarially determined and cannot appropriately be allocated to individual participants. The annual benefits shown in the table below are straight life annuity amounts, without reduction for primary Social Security benefits as described above. Federal law limits the annual benefits payable from qualified pension plans in the form of a life annuity, after reduction for Social Security benefits, to $118,800 plus adjustments for increases in the cost of living. The number of years of service credited at present under the Plan to Mr. Carney, Ms. Hassan and Mr. Lavoie is twenty-eight, thirty-three and twenty-four, respectively.

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


Compensation Committee Interlocks and Insider Participation:


     John D. Carney, President and a Director of the Registrant, participated in deliberations concerning the compensation of officers other than himself.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      (a)  Security ownership of certain beneficial owners.


                                           Amount (number of
                  Name and Address of      shares) and Nature of  Percent of
Title_of_Class    _Beneficial_Owner__      Beneficial_Ownership_     Class

Common Stock        Eastern Utilities              2,891,357*        100%
$25 par value,        Associates
of Eastern          One Liberty Square
Edison              Boston, Massachusetts


_______________
*All shares, which are the only voting securities of Eastern Edison, are registered in the name of the beneficial owner.


     (b)  Security ownership of management as of January 6, 1995.

                                            Amount (number of
                       Name               shares) and Nature of   Percent of
Title_of_Class    Beneficial_Owner       Beneficial_Ownership_(1)   Class

Common Shares,    John D. Carney                   1,137          Less than
$5 par value,                                        837  (3)     one percent
of Eastern                                         2,975  (4)     for each
Utilities         Arthur A. Hatch                  1,237          individual
Associates                                           261  (2)
                                                   2,139  (3)
                                                   4,083  (4)
                  Donald G. Pardus                 1,515
                                                   7,671  (2)
                                                   4,065  (3)
                                                  10,307  (4)
                  Robert G. Powderly                 664
                                                     142  (2)
                                                   1,241  (3)
                                                   3,919  (4)
                  John R. Stevens                  3,938  (2)
                                                   1,336  (3)
                                                   8,098  (4)
                  Directors and Executive
                    Officers as a Group           67,551  (5)


_____________________
(1) Unless otherwise indicated, beneficial ownership is based on sole investment and voting power.

(2)  Jointly owned with spouse.

(3) Shares held under the ESP as to which the individual indicated has voting power.

(4)  Shares held under the Grant Plan as to which each has voting power.

(5) Represents less than four-tenths of one percent of the outstanding common shares of EUA at January 6, 1995. Included are 17,413 shares held for officers under EUA's ESP, 12,021 shares jointly owned with the officers' spouses, and 32,536 shares held under EUA's Restricted Stock Plan.
________________

     The directors and executive officers of Eastern Edison did not own any of Eastern Edison's 6-5/8% Preferred Stock at January 6, 1995.

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

     Consolidated Statements of Income for the three years in the period ended December 31, 1994.

     Consolidated Statements of Retained Earnings for the three years in the period ended December 31, 1994.

     Consolidated Statements of Cash Flows for the three years in the period ended December 31, 1994.

     Consolidated Balance Sheets at December 31, 1994 and 1993.

     Consolidated Statements of Capitalization at December 31, 1994 and 1993.

     Notes to Consolidated Financial Statements at December 31, 1994, 1993, and 1992.

     Report of Independent Accountants, dated March 2, 1995.

(a)(2) Financial Statement Schedules

     Schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(a)(3) Exhibits (*denotes filed herewith)

Articles of Incorporation and By-Laws:

 3-1.08  -    Restated and Amended Articles of Organization of Eastern
              Edison (filed as Exhibit B-1 to Form U5S of EUA for 1993).

 3-2.08  -    By-Laws of Eastern Edison, as amended (Exhibit 3-2, Form 10-K for
              1980, File No. 0-8480).

Instruments Defining the Rights of Shareholders, Including Indentures:

                             - Eastern Edison -

 4-1.08  -    Indenture of First Mortgage and Deed of Trust dated as of
              September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration
              No. 2-77468).

 4-2.08  -    First Supplemental Indenture dated as of February 1, 1953 of
              Eastern Edison (Exhibit A, File No. 70-3015).

 4-3.08  -    Second Supplemental Indenture dated as of May 1, 1954 of Eastern
              Edison (Exhibit A-3, File No. 70-3371).

 4-4.08  -    Third Supplemental Indenture dated as of June 1, 1955 of Eastern
              Edison (Exhibit C to Certificate of Notification, File No. 70-
              3371).

 4-5.08  -    Fourth Supplemental Indenture dated as of September 1, 1957 of
              Eastern Edison (Exhibit D to Certificate of Notification, File
              No. 70-3619).

 4-6.08  -    Fifth Supplemental Indenture dated as of April 1, 1959 of Eastern
              Edison (Exhibit D to Certificate of Notification, File No. 70-
              3798).

 4-7.08  -    Sixth Supplemental Indenture dated as of October 1, 1963 of
              Eastern Edison (Exhibit F to Certificate of Notification, File
              No.  70-4164).

 4-8.08  -    Seventh Supplemental Indenture dated as of June 1, 1969 of
              Eastern Edison (Exhibit D to Certificate of Notification, File
              No.  70-4748).

 4-9.08  -    Eighth Supplemental Indenture dated as of July 1, 1972 of Eastern
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

 4-26.08 -    Form of Eastern Edison Medium Term Note (Exhibit 4-36, Form 10-K
              of Eastern Edison for 1990, File No. 0-8480).

 4-27.08 -    Twenty-Fourth Supplemental Indenture dated as of May 1, 1993
              (filed as Exhibit C-33 to Form U5S of EUA for 1993).

 4-28.08 -    Twenty-Fifth Supplemental Indenture dated as of July 1, 1993
              (filed as Exhibit C-34 to Form U5S of EUA for 1993).

 4-29.08 -    Twenty-Sixth Supplemental Indenture dated as of September 1, 1993
              (filed as Exhibit C-35 to Form U5S of EUA for 1993).

                                      - Montaup -

 4-1.05  -    Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10,
              Registration No. 2-41488).

 4-2.05  -    Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit B-3,
              Form U5S of EUA for year 1973).

 4-3.05  -    Form of 14% Debenture Bonds due 2005 of Montaup (Exhibit 4-11,
              Registration No. 2-55990).

 4-4.05  -    Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
              Registration No. 2-65785).

 4-5.05  -    Form of 16-1/2% Debenture Bonds due 2010 of Montaup (Exhibit 4-
              11, Form 10-K of EUA for 1980, File No. 1-5366).

 4-6.05  -    Form of 12-3/8% Debenture Bonds due 2013 of Montaup (Exhibit 4-
              13, Form 10-K of EUA for 1983, File No. 1-5366).

 4-7.05  -    Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
              10-Q of Eastern Edison for quarter ended September 30, 1983, File
              No. 0-8480).

 4-8.05  -    Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10,
              Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 4-9.05  -    Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit 4-11,
              Form 10-K of Eastern Edison for 1990, File No. 0-8480).

Material Contracts:

                                   - EUA -

10-1.03  -    Employees' Retirement Plan of Eastern Utilities Associates and
              its Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205).

10-2.03  -    Employees' Retirement Plan of Eastern Utilities Associates and
              its Subsidiary Companies Plan as amended and restated, effective
              January 1, 1985 as amended as of January 1, 1985, July 1, 1987,
              January 1, 1989, December 30, 1990, July 1, 1991, September 2,
              1991, March 1, 1992 and July 1, 1992 (Exhibit 10-2, Form 10-K of
              EUA for 1985, File No. 1-5366; Exhibit 10-77, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-118, Form 10-K of EUA for
              1987, File No. 1-5366; Exhibit 10-95, Form 10-K of EUA for 1988,
              File No. 1-5366; Exhibit 10-79, Form 10-K of Eastern Edison for
              1990, File No. 0-8480; Exhibit 10-121, Form 10-K of EUA for 1991,
              File No. 1-5366; Exhibit 10-122, Form 10-K of EUA for 1991, File
              No. 1-5366; Exhibit 10-123, Form 10-K of EUA for 1991, File No.
              1-5366; Exhibit 10-70, Form 10-K of EUA for 1992, File No. 1-
              5366).

10-3.03  -    Eastern Utilities Associates Employees' Savings Plan Trust
              Agreement.  (Exhibit 10-3 of Form 10-K of EUA for 1992,
              File No. 1-5366).

10-4.03  -    Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989.  (Exhibit 10-4 of Form
              10-K of EUA for 1992, File No. 1-5366).

10-5.03  -    Form of Service Contract between EUA Service and each of the other companies (including Eastern Edison and Montaup) in the EUA
              System (Exhibit 13-1, Registration No. 2-55990).

10-6.03  -    Form of EUA Restricted Stock Plan effective July 17, 1989
              (Exhibit 10-13 of EUA Form 10-K for 1992, File No. 1-5366).


                             - Eastern Edison -

10-1.08  -    Trust Indenture dated as of July 1, 1993 between Massachusetts
              Industrial Finance Agency and Shawmut Bank, N.A. (Exhibit 10-
              1.08, Eastern Edison Form 10-K for 1993, File No. 0-8480)

10-2.08  -    Loan Agreement dated as of July 1, 1993 between Massachusetts
              Industrial Finance Agency and Eastern Edison (Exhibit 10-2.08,
              Eastern Edison Form 10-K for 1993, File No. 0-8480).

10-3.08  -    Power Purchase Agreement entered into as of September 20, 1993 by and between Meridian Middleboro Limited Partnership and Eastern Edison Company (Exhibit 10-3.08, Eastern Edison Form 10-K for 1993, File No. 0-8480).

10-4.08  -    Inducement Letter dated July 14, 1993 from Eastern Edison to the
              Massachusetts Industrial Finance Agency and Goldman, Sachs &
              Company and Citicorp Securities Markets, Inc (Exhibit 10-4.08,
              Eastern Edison Form 10-K for 1993, File No. 0-8480).

                                - Montaup -

10-1.05  -    Montaup Contract, as amended (Exhibit 4-B, Registration No.
              2-14119; Exhibit 13-A1, Registration No. 2-14718; Exhibit 4-B-2,
              Registration No. 2-26509; Exhibit 4-B-3, Registration No. 2-
              33061; Exhibits 13-3 and 13-4, Registration No. 2-48966; Exhibit
              B-2, Form U5S of EUA for year 1974 and Exhibit 5-40, Registration
              No. 2-62862).

10-2.05  -    Power Contract (composite copy) between Yankee Atomic Electric
              Company and Montaup dated June 30, 1959 as Revised April 1,
              1975, as further amended October 1, 1980, April 1, 1985, May 6,
              1988, June 26, 1989 and July 1, 1989 (Exhibit 10-6, Registration
              No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No.
              1-5366; Exhibits 10-96, Form 10-K of EUA for 1988, File No. 1-
              5366; Exhibits 10-93 and 10-94, Form 10-K of EUA for 1989, File
              No. 1-5366).

10-3.05  -    Power Contract (composite copy) between Connecticut Yankee Atomic
              Power Company and Montaup dated July 1, 1964 (Exhibit B-1, File
              No. 70-4245).

10-4.05  -    Capital Funds Agreement (composite copy) between Connecticut
              Yankee Atomic Power Company and Montaup dated September 1, 1964
              (Exhibit B-2, File No. 70-4245).

10-5.05  -    Stockholder Agreement (composite copy) among Connecticut Yankee
              Atomic Power Company's Sponsors, including Montaup, dated July 1,
              1964 (Exhibit B-4, File No. 70-4245).

10-6.05  -    Contract for sale of power to Montaup by Canal Electric Company dated December 1, 1965 (Exhibit 2D, File No. 0-688).

10-7.05  -    Capital Funds Agreement (composite copy) between Vermont Yankee
              Nuclear Power Corporation and Montaup dated as of February 1,
              1968, and Amendment thereto dated as at March 12, 1968 (Exhibit
              B-2, File No. 70-4611; Exhibit B-3, File No. 70-4611).

10-8.05  -    Form of Power Contract between Vermont Yankee Nuclear Power
              Corporation and Montaup dated as of February 1, 1968, as amended
              June 1, 1972, April 15, 1983, April 24, 1985, June 1, 1985, May
              6, 1988 (2), June 15, 1989 and December 1, 1989 (Exhibit B-4,
              File No. 70-4591; Exhibit 13-21, Registration No. 2-46612;
              Exhibit 10-63, Form 10-K of EUA for 1983, File No. 1-5366;
              Exhibit 10-74, Form 10-K of EUA for 1985, File No. 1-5366;
              Exhibit 10-78, Form 10-K of EUA for 1986, File No. 1-5366;
              Exhibits 10-97 and 10-98, Form 10-K of EUA for 1988, File No. 1-
              5366; Exhibit 10-95, Form 10-K of EUA for 1989, File No. 1-5366;
              Exhibit 10-80, Form 10-K of Eastern Edison for 1990, File No. 0-
              8480).

10-9.05  -    Sponsor Agreement (composite copy) among Vermont Yankee Nuclear
              Power Corporation's Sponsors, including Montaup, dated as of August 1, 1968 (Exhibit 4-0, Registration No. 2-33061).

10-10.05 -    Capital Funds Agreement (composite copy) between Maine Yankee and
              Montaup dated May 20, 1968 and as amended August 1, 1985 (Exhibit
              B-2, File No. 70-4658; Exhibit 10-78, Form 10-K of EUA for 1985,
              File No. 1-5366).

10-11.05 -    Power Contract (composite copy) between Maine Yankee Atomic and
              Montaup dated May 20, 1968, as amended December 19, 1983 and
              January 1, 1984 (Exhibit B-3, File No. 70-4658; Exhibit 10-64,
              Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form
              10-K of EUA for 1984, File No. 1-5366).

10-12.05 -    Stockholder Agreement (composite copy) among Maine Yankee
              Sponsors, including Montaup, dated May 20, 1968 (Exhibit B-4,
              File 70-4658).

10-13.05 -    Agreement (composite copy) among Vermont Yankee Nuclear Power
              Corporation's Sponsors, including Montaup, dated as of April 30,
              1969 (Exhibit B-7, File No. 70-4435).

10-14.05 -    Form of Agreement among Maine Yankee Atomic Power Company's
              Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-
              4658).

10-15.05 -    Form of New England Power Pool Agreement dated as of September 1,
              1971, as amended as of July 1, 1972, March 1, 1973, April 2,
              1973, March 15, 1974, June 1, 1975, September 1, 1975, December
              31, 1976, January 18, 1977, July 1, 1977, August 1, 1977, August
              15, 1978, January 31, 1980, February 1, 1980, September 1, 1981,
              December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
              August 1, 1985, August 15, 1985, January 1, 1986, September 1,
              1986, March 1, 1988, May 1, 1988, March 15, 1989 and October 1,
              1990, (Exhibit 13-45, Registration No. 2-41488; Exhibit 13-38,
              Registration  No. 2-46612;  Exhibits 13-39 and 13-40,
              Registration No. 2-48966; Exhibit B-3, Form U5S of EUA for year
              1974; Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35,
              Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration
              Exhibit 3-35(a), Registration No. 2-54449; Exhibit 13-35,
              Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration
              No. 2-58625; Exhibit 6, Form 10-K of EUA for 1977, File No. 1-
              5366; Exhibit 1, Form 10-K of EUA for 1979, File No. 1-5366;
              Exhibit No. 10-67, Registration No. 2-80205; Exhibit 10-65, Form
              10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1983, File No. 1-5366; Exhibits 10-75, 10-76, and 10-
              77, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-79,
              Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-99 and
              10-100, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-
              96, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-81,
              Form 10-K of Eastern Edison for 1990, File No. 0-8480).

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

10-18.05 -    Agreement between Montaup and Boston Edison Company dated August
              1, 1972 and as amended January 1, 1985 for purchase of power from Pilgrim No. 1 nuclear unit at Plymouth, Massachusetts (Exhibit
              13-41, Registration No. 2-46612; Exhibit 10-67, Form 10-K of EUA for 1984, File No. 1-5366).

10-19.05 -    Agreement dated as of May 1, 1973 for Joint Ownership,
              Construction and Operation of New Hampshire Nuclear Units among
              Public Service Company of New Hampshire and other utilities including Montaup, as amended as of May 24, 1974, June 21, 1974,
              September 25, 1974, October 25, 1974, January 31, 1975, as supplemented by Letter Agreement dated April 27, 1978 and amended as of April 18, 1979 (two amendments), April 25, 1979, June 8,
              1979, October 11, 1979, December 15, 1979, June 16, 1980,
              December 31, 1980, June 1, 1982, April 27, 1984, June 15, 1984,
              March 8, 1985, March 14, 1986, May 1, 1986, September 19, 1986,
              November 1987, January 13, 1989 and November 1, 1990.  (Exhibit
              13-57, Registration No. 2-48966; Exhibit B-6, Form U5S of EUA for year 1974; Exhibit 5-130, Registration No. 2-62862; Exhibit 5-70,
              Registration No. 2-65785; Exhibit 2, Form 10-K of EUA for 1979,
              File No. 1-5366; Exhibit 5-34, Registration No. 2-69052; Exhibit
              20-1, Form 10-K of EUA for 1980, File No. 1-5366; Exhibit 10-69,
              Registration No. 2-80205; Exhibit 2, Form 10-Q of EUA for the
              Quarter Ended March 31, 1984, File No. 1-5366; Exhibit 3, Form
              10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366;
              Exhibit 10-70, Form 10-K of EUA for 1985, File No. 1-5366;
              Exhibits 10-80 and 10-81, Form 10-K of EUA for 1986, File No. 1-
              5366; Exhibits 10-95 and 10-96, Form 10-K of EUA for 1987, File
              No. 1-5366; Exhibit 10-101, Form 10-K of EUA for 1988, File No.
              1-5366; Exhibit 10-82, Form 10-K of Eastern Edison for 1990, File
              No. 0-8480).

10-20.05 -    Sharing Agreement dated as of September 1, 1973 among The
              Connecticut Light and Power Company and other utilities, including Montaup, concerning participation in a nuclear generating unit located in Connecticut (Millstone Unit No. 3), as amended and supplemented by Amendatory Agreement dated May 11, 1984 as amended as of April 1, 1986 (Exhibit B-17, Form U5S of
              EUA for year 1973; Exhibit B-8, as amended as of April 11, 1986,
              Form U5S of EUA for year 1974; Exhibit B-30, Form U5S of EUA for year 1976; Exhibit 10-68, Form 10-K of EUA for 1984, File No. 1-
              5366; Exhibit 10-82, Form 10-K of EUA for 1986, File No. 1-5366).

10-21.05 -    Agreement for Joint Ownership, Construction and Operation of
              William F. Wyman Unit No. 4 dated November 1, 1974 as amended
              June 30, 1975, August 16, 1976 and December 31, 1978 among
              Central Maine Power Company and other utilities including Montaup
              (Exhibit B-9, Form U5S of EUA for year 1974; Exhibit 13-58,
              Registration No. 2-55990; Exhibit 5-95, Registration No. 2-58625;
              Exhibit 5-40, Registration No. 2-69052).

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

10-24.05 -    Supplementary Power Contract dated as of March 1, 1978, and
              Agreement amending said contract dated August 22, 1980 by and between Connecticut Yankee Atomic Power Company and Montaup, as amended October 15, 1982 (Exhibit 20, Form 10-K of EUA for 1977,
              File No. 1-5366; Exhibit 10-52, Form 10-K for EUA for 1981, File
              No. 1-5366; Exhibit 10-67, Form 10-K for EUA for 1983, File No.
              1-5366).

10-25.05 -    Eastern Utilities Associates Employees' Share Ownership Plan
              Trust Agreement (Exhibit 5, Form 10-K of EUA for 1977, File No.
              1-5366).

10-26.05 -    Guarantee Agreement (composite copy) dated as of November 13,
              1981 between The Connecticut Bank and Trust Company, as Trustee, and Montaup relating to debentures of Connecticut Yankee Atomic
              Power Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No.
              1-5366).

10-27.05 -    Guarantee Agreement dated as of November 5, 1981 between Bankers
              Trust Company, as Trustee of the Vernon Energy Trust, and Montaup relating to a nuclear fuel sales agreement and related transactions entered into by Vermont Yankee Nuclear Power
              Corporation (Exhibit 10-63, Form 10-K of EUA for 1981, File No.
              1-5366).

10-28.05 -    Agreement for Seabrook Project Disbursing Agent, dated as of May
              23, 1984, as amended March 8, 1985, May 20, 1985, June 18, 1985,
              January 1, 1986, November, 1987, August 1, 1989, and restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic
              Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter
              Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of
              EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88,
              Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-97, Form
              10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of
              Eastern Edison for 1990, File No. 0-8480).

10-29.05 -    Guarantee Agreement dated as of August 1, 1985 among The
              Connecticut Bank and Trust Company, Connecticut Yankee Atomic
              Power Company and Montaup Electric Company relating to Revolving
              Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of
              EUA for 1985, File No. 1-5366).

10-30.05 -    Equity Funding Agreement for New England Hydro-Transmission
              Corporation dated as of June 1, 1985, between New England
              Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of EUA for
              1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987,
              File No. 1-5366).

10-31.05 -    Equity Funding Agreement for New England Hydro-Transmission
              Electric Company, Inc. dated as of June 1, 1985, between New
              England Hydro-Transmission Electric Company, Inc. and several New
              England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form
              10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

10-32.05 -    Unit Power Agreement for the Sale of Unit Capacity and Energy
              from Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September
              27, 1988, October 21, 1988, July 21, 1989, February 7, 1990 and
              December 21, 1990 (Exhibits 10-101 and 10-102, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K
              of EUA for 1988, File No. 1-5366; Exhibit 10-106, Form 10-K of
              EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-
              K of Eastern Edison for 1990, File No. 0-8480).

10-33.05 -    Power Purchase Agreement dated as of October 17, 1986, between
              Northeast Energy Associates and Montaup as amended as of June 28,
              1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366;
              Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

10-34.05 -    Unit Sales Agreement between Montaup Electric Company and
              Massachusetts Municipal Wholesale Electric Company for Purchase of Capacity and Energy from Canal No. 2 dated as of November 1,
              1986 (Exhibit 10-105, Form 10-K of EUA for 1986, File No. 1-
              5366).

10-35.05 -    Settlement Agreement dated as of January 13, 1989 among Montaup,
              EUA Power, certain past and present owners of the Seabrook
              Project and Yankee Atomic Electric Company (Exhibit 10-110, Form
              10-K of EUA for 1988, File No. 1-5366).

10-36.05 -    Unit Power Agreement for the Sale of Second Unit Capacity and
              Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended by an amendment dated
              July 21, 1989, and February 7, 1990 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989,
              File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-37.05 -    Purchase Power Contract between Newport and Montaup dated July
              23, 1963, as revised on March 23, 1983 (Exhibit 10-108, Form 10-K of EUA for 1990, File No. 1-5366).

10-38.05 -    Purchase Power Contract between Newport and Montaup for Contract
              Demand Service effective May 1, 1983, as amended on July 1, 1983,
              December 28, 1983 and November 1, 1984 (Exhibit 10-89, Form 10-K of Eastern Edison for 1990, File No. 0-8480 and Exhibit 10-109,
              Form 10-K of EUA for 1990, File No. 1-5366).

10-39.05 -    Power Contract (composite copy) between Yankee Atomic Electric
              Company and Montaup dated June 30, 1959 as revised April 1, 1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988,
              June 26, 1989, July 1, 1989 and February 1, 1992 (Exhibit 10-6,
              Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for
              1985, File No. 1.5366; Exhibit 10-96, Form 10-K of EUA for 1988,
              File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of EUA for
              1989, File No. 1-5366; Exhibit 10-46 Form 10-K of Eastern Edison for 1992, File No. 0-8480).

10-40.05 -    Memorandum of understanding by and between Canal Electric Company and Montaup Electric Company dated September 23, 1993 (Exhibit
              10-39.05, Eastern Edison 10-K for 1993, File No. 0-8480).

10-41.05 -    Ancillary Agreement by and between Algonquin Gas Transmission
              Company, Canal Electric Company and Montaup Electric Company dated October 8, 1993. (Exhibit 10-40.05 of Eastern Edison 10-K for 1993, File No. 0-8480).


Amendments to Exhibits Previously Filed:

None.

Subsidiaries of the Registrant:

23-1.08   -   Montaup Electric Company, which is organized in Massachusetts, is the only subsidiary of Eastern Edison Company and does business under its indicated corporate name.



 (b)     Reports on Form 8-K.

         None
                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           Signature                          Title                      Date

   EASTERN EDISON COMPANY

                                                                 March 20, 1995
By /s/ Richard M. Burns___     Vice President
   Richard M. Burns            (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Donald G. Pardus____    Chairman of the Board (Principal
   Donald G. Pardus            Executive Officer) and Director


   /s/ John R. Stevens_____    Vice Chairman and Director
   John R. Stevens             (Principal Financial Officer)


   /s/ Richard M. Burns____    Vice President
   Richard M. Burns            (Principal Accounting Officer)


   /s/ John D. Carney______    President and Director
   John D. Carney


   /s/ Arthur D. Hatch_____    Executive Vice President and
   Arthur A. Hatch             Director

                                                                March 20, 1995
   /s/ Robert G. Powderly__    Executive Vice President and
   Robert G. Powderly          Director


   /s/ Robert W. Giggey____    Director
   Robert W. Giggey


   /s/ Donald H. Ramsbottom_   Director
   Donald H. Ramsbottom


   /s/ Elizabeth Alden_____    Director
   Elizabeth Alden
                       EASTERN EDISON COMPANY AND SUBSIDIARY


                            Item 8 and Item 14(a)(1).
                       Consolidated Financial Statements and
                                Supplementary Data


                                 Item 14(a)(2).
                          Financial Statement Schedules

                                        Eastern Edison Company and Subsidiary
                                          Consolidated Statements of Income
                                               Years Ended December 31,
                                                    (In Thousands)
                                          1994         1993         1992
Operating Revenues:
   From Affiliated Companies              $ 126,481    $ 121,934    $ 118,080
   Other                                    291,943      295,087      302,108
     Total Operating Revenues               418,424      417,021      420,188
Operating Expenses:
   Fuel                                      87,522       85,066       96,589
   Purchased Power - Demand                 122,995      121,379      123,151
   Other Operation and Maintenance           80,300       80,781       72,009
   Affiliated Company Transactions           22,446       23,700       23,840
   Depreciation and Amortization             25,546       26,450       25,991
   Taxes - Other than Income                 10,543        9,287        9,400
              - Income                       15,830       15,945       16,074
         Total Operating Expenses           365,182      362,608      367,054
Operating Income                             53,242       54,413       53,134
Equity in Earnings of Jointly Owned Companies 1,700        1,750        1,953
Allowance for Other Funds Used During
   Construction                                 263          289          417
Other Income (Deductions) - Net                 897         (289)       5,643
Income Before Interest Charges               56,102       56,163       61,147
Interest Charges:
   Interest on Long-Term Debt                18,488       22,584       27,509
   Other Interest Expense                     4,525        2,863        1,261
   Allowance for Borrowed Funds Used During
       Construction (Credit)                   (294)        (385)        (530)
         Net Interest Charges                22,719       25,062       28,240
Net Income                                   33,383       31,101       32,907
Preferred Dividend  Requirements              1,988        2,956        3,676
Consolidated Net Earnings                 $  31,395    $  28,145    $  29,231



                                     Consolidated Statement of Retained Earnings
                                               Years Ended December 31,
                                                    (In Thousands)

                                              1994         1993         1992
Retained Earnings - Beginning of Year     $ 103,515    $ 100,767    $  91,636
Net Income                                   33,383       31,101       32,907
Redemption Cost of Preferred Stock                                        (16)
Amortization of Preferred Stock Redemption     (596)        (597)        (596)
      Total                                 136,302      131,271      123,931
Dividends Paid:
  Preferred                                   1,988        2,977        3,676
  Common                                     28,740       24,779       19,488
Retained Earnings - End of Year           $ 105,574    $ 103,515    $ 100,767

   The accompanying notes are an integral part of the financial statements.

                                        Eastern Edison Company and Subsidiary
                                        Consolidated Statements of Cash Flows
                                               Years Ended December 31,
                                                    (In Thousands)


                                              1994         1993         1992
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                $  33,383    $  31,101    $  32,907
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
       Depreciation and Amortization         28,981       29,477       28,582
       Amortization of Nuclear Fuel           3,310        5,136        5,055
       Deferred Taxes                         5,500        2,981        8,530
       Investment Tax Credit, Net              (348)      (1,016)      (1,078)
       Allowance for Funds Used During
           Construction                        (263)        (289)        (417)
       Other - Net                           (3,285)      (3,331)      (4,751)
Changes to Operating Assets and Liabilities:
       Accounts Receivable                   (7,667)          (7)      21,255
       Fuel, Materials and Supplies             194          899         (145)
       Accounts Payable                       3,495         (792)       1,772
       Accrued Taxes                         (2,814)         835          585
       Other - Net                            4,485       (5,063)      (4,859)
Net Cash Provided from Operating Activities  64,971       59,931       87,436

CASH FLOW FROM INVESTING ACTIVITIES:
    Construction Expenditures               (23,613)     (22,967)     (15,194)
    Net Cash Used in Investing Activities   (23,613)     (22,967)     (15,194)

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuances:
     Long-Term Debt                               0      195,000       35,000
     Preferred Stock                              0       30,000
   Redemptions:
     Long-Term Debt                               0      (205,000     (80,000)
     Preferred Stock                              0      (41,600)      (1,200)
     Premium on Reacquisition and Financing     (62)     (12,430)      (3,102)
   Common Stock Dividends Paid              (28,740)     (24,779)     (19,488)
   Preferred Dividends Paid                  (1,988)      (2,977)      (3,676)
   Net Cash Used in Financing Activities    (30,790)     (61,786)     (72,466)

   Net Increase (Decrease) in Cash
   and Temporary Cash Investments            10,568      (24,822)        (224)

   Cash and Temporary Cash Investments at
     Beginning of Year                          697       25,519       25,743

   Cash and Temporary Cash Investments at
     End of Year                          $  11,265    $     697    $  25,519


  Cash paid during the year for:
     Interest (Net of Amounts Capitalized)$  18,406    $  27,200    $  26,786
     Income Taxes                         $  15,877    $  13,372    $     911


   The accompanying notes are an integral part of the financial statements.

                                        Eastern Edison Company and Subsidiary
                                             Consolidated Balance Sheets
                                                     December 31,
                                                    (In Thousands)
ASSETS

                                                           1994         1993
Utility Plant and Other Investments:
   Utility Plant                                       $ 789,596    $ 791,443
   Less Accumulated Provision for Depreciation           228,241      226,391
   Net Utility Plant                                     561,355      565,052
   Non-Utility Property - Net                              2,705        2,705
   Investment in Jointly Owned Companies                  13,488       13,425
   Other Investments (at cost)                                50           50
         Total Utility Plant and Other Investments       577,598      581,232
Current Assets:
   Cash and Temporary Cash Investments                    11,265          697
   Accounts Receivable:
       Customers                                          25,896       25,989
       Others                                              3,800        2,569
       Accrued Unbilled Revenue                            8,283        8,595
       Associated Companies                               18,061       11,220
   Fuel (at average cost)                                  6,344        6,324
   Plant Materials and Operating Supplies
        (at average cost)                                  3,300        3,514
   Prepayments and Other Current Assets                    5,952        4,877
       Total Current Assets                               82,901       63,785
Other Assets (Note A)                                     95,546       97,256
Total Assets                                           $ 756,045    $ 742,273

 LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Equity                                       $ 225,064    $ 223,005
   Redeemable Preferred Stock - Net                       29,665       29,670
   Preferred Stock Redempton Cost                         (4,408)      (4,846)
   Long-term Debt - Net                                  229,224      264,134
       Total Capitalization                              479,545      511,963
Current Liabilities:
   Long-term Debt Due Within One Year                     35,000
   Accounts Payable:
      Public                                              24,578       22,611
      Associated Companies                                 5,749        4,221
   Customer Deposits                                       1,101        1,141
   Taxes Accrued                                           1,411        4,225
   Interest Accrued                                        5,486        6,136
   Other Current Liabilities                              15,259        9,009
     Total Current Liabilities                            88,584       47,343
Deferred Credits:
   Unamortized Investment Credit                          18,784       19,132
   Other Deferred Credits                                 49,476       46,229
     Total Deferred Credits                               68,260       65,361
Accumulated Deferred Taxes                               119,656      117,606
Commitments and Contingencies (Note J)
Total Liabilities and Capitalization                   $ 756,045    $ 742,273

( ) Denotes Contra


   The accompanying notes are an integral part of the financial statements.

                                        Eastern Edison Company and Subsidiary
                                      Consolidated Statements of Capitalization
                                                     December 31,
                                                    (In Thousands)

                                                           1994         1993
Common Stock:
  $25 par value, authorized and outstanding
     2,891,357 shares                                  $  72,284    $  72,284
   Other Paid-In Capital                                  47,249       47,249
   Common Stock Expense                                      (43)         (43)
   Retained Earnings                                     105,574      103,515
       Total Common Equity                               225,064      223,005
Redeemable Preferred Stock:
   6 5/8%, $100 par value, 300,000 shares <F1>            30,000       30,000
   Expense, Net of Premium                                  (335)        (330)
   Preferred Stock Redemption Cost                        (4,408)      (4,846)
       Total Redeemable Preferred Stock                   25,257       24,824
Long-Term Debt:
   First Mortgage and Collateral Trust Bonds:
   5 7/8% due 1998                                        20,000       20,000
   6 7/8% due 2003                                        40,000       40,000
   8% due 2023                                            40,000       40,000
   5 3/4% due 1998                                        40,000       40,000
   6.35% due 2003                                          8,000        8,000
   4.875% due 1996                                         7,000        7,000
    8.90% Secured Medium-Term Notes due 1995              10,000       10,000
    7.78% Secured Medium-Term Notes due 2002              35,000       35,000
   Pollution Control Revenue Bond:
    5 7/8% due 2008                                       40,000       40,000
   Unsecured Medium-Term Notes:
    9-9 1/4% due 1995 - Series A                          25,000       25,000
Unamortized (Discount) - Net                                (776)        (866)
                                                         264,224      264,134
Less Portion Due Within One Year                          35,000
       Total Long-Term Debt                              229,224      264,134
Total Capitalization                                   $ 479,545    $ 511,963

    <F1>  Authorized and Outstanding.

                       EASTERN EDISON COMPANY AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1994, 1993, and 1992


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

     Reclassifications: Certain prior period amounts on the financial statements have been reclassified to conform with current presentation.

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

     One of the four nuclear generating facilities is being decommissioned, but Montaup is required to pay, and has received FERC authorization to recover, its proportionate share of any unrecovered costs and costs incurred after the plant's retirement. Montaup's share of all unrecovered assets and the total estimated costs to decommission the unit aggregated approximately $18.4 million at December 31, 1994 and is included with Other Liabilities on the Consolidated Balance Sheet. Also due to recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

     Montaup also has a stock ownership investment of 3.27% in each of the two companies which own and operate certain interconnection facilities used to transmit hydroelectric power between the Hydro-Quebec Electric System and New England.

     Transactions_with_Affiliates: Eastern Edison is a wholly owned subsidiary of EUA. In addition to its investment in Eastern Edison, EUA has interests in two other retail companies, a service corporation, and three other non-utility companies.

     Transactions between Montaup and other affiliated companies include the following: sales of electricity by Montaup to Blackstone and Newport aggregating approximately $126,237,000 in 1994, $121,447,000 in 1993, and
$117,714,000 in 1992; accounting, engineering and other services rendered by EUA Service to Eastern Edison and Montaup of approximately $27,365,000,

$27,418,000 and $23,196,000 in 1994, 1993 and 1992 respectively; and, operating expense from the rental of transmission and generation facilities by Blackstone and Newport to Montaup aggregating approximately $2,665,000 in 1994, $2,884,000 in 1993 and $2,445,000 in 1992. Montaup rental of transmission facilities to Newport for the years 1994, 1993, and 1992 amounted to $149,000, $487,000 and $365,000, respectively. Transactions with affiliated companies are subject to review by applicable regulatory commissions.

     Utility_Plant_and_Depreciation: Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and material, allocable overhead, allowance for funds used during construction and indirect charges for engineering and supervision. For financial statement purposes, depreciation is computed on the straight-line method based on estimated useful lives of the various classes of property. Provisions for depreciation, on a consolidated basis, were equivalent to a composite rate of approximately 3.2% in 1994, 1993 and 1992 based on the average depreciable property balances at the beginning and end of each year.

     Electric Plant Held for Future Use: In January 1994 Montaup determined that it would not be economically feasible to bring its 42-year old, coal-fired Somerset Station Unit 5 generating unit into compliance with Clean Air Act Amendments of 1990 (Clean Air Act). The unit was placed in cold storage and its net investment, $5.4 million, was transferred to electric plant held for future use pending final determination by Montaup of its usefulness. Under terms of the settlement agreement filed with FERC, entered into by Montaup and the intervenors in Montaup's 1994 rate decrease application and filed with FERC, Montaup continues to earn a return on the net investment of the unit.

     Other Assets: The components of Other Assets at December 31, 1994 and 1993 are detailed as follows:

(in Thousands)                                          1994       1993
Regulatory Assets:
     Unamortized losses on reacquired debt              $16,693    $18,401
     Unrecovered plant and decommissioning cost          18,400     16,908
     Deferred SFAS 109 costs (Note B)                    39,506     42,255
     Deferred SFAS 106 costs (Note J)                     2,723      1,365
     Other regulatory assets                              7,280      6,704

       Total regulatory assets                           84,602     85,633
Other deferred charges and assets:
     Unamortized debt expenses                            3,345      3,639
     Other                                                7,599      7,984

       Total Other Assets                               $95,546    $97,256



     Allowance_for_Funds_Used_During_Construction: AFUDC represents the estimated cost of borrowed and equity funds used to finance Eastern Edison's and Montaup's construction program. In accordance with regulatory accounting, AFUDC is capitalized, as a cost of utility plant, in the same manner as certain general and administrative costs. AFUDC is not an item of current cash income, but is recovered over the service life of utility plant in the form of increased revenues collected as a result of higher depreciation expense. The combined rate used in calculating AFUDC was 9.56%, in 1994, 9.3% in 1993 and 10.83% in 1992.

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

     Income_Taxes: The general policy of Eastern Edison and Montaup with respect to accounting for federal income taxes is to reflect in income the estimated amount of taxes currently payable, as determined from the EUA consolidated tax return on an allocated basis, and to provide for deferred taxes on certain items subject to temporary differences to the extent permitted by the various regulatory commissions.

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

(B)  Income Taxes:

     Components of income tax expense for the years 1994, 1993, and 1992 are as follows:

_____________________________________________________________________________
(In_Thousands)_______________________________1994_________1993________1992___
Federal:
  Current                                     $ 9,143     $11,554     $ 8,236
  Deferred                                      4,697       2,841       6,141
  Investment Tax Credit, Net                     (348)     (1,016)     (1,078)
                                               13,492      13,379      13,299

State:
  Current                                       1,468       2,359       2,044
  Deferred                                        870         207         731
                                                2,338       2,566       2,775
Charged to Operations                          15,830      15,945      16,074
Charged to Other Income:
  Current                                         617         392         171
  Deferred                                        (67)        (67)      1,658
    Total                                     $16,380     $16,270     $17,903
                                              =======     =======     =======

     Total income tax expense was different than the amounts computed by applying federal income tax statutory rates to book income subject to tax for the following reasons:

______________________________________________________________________________
(In_Thousands)__________________________________1994________1993________1992__
Federal Income Tax Computed at
  Statutory Rates                             $17,417     $16,580     $17,275
(Decreases) Increases in Tax from:
  Equity Component of AFUDC                       (92)       (101)       (142)
  Depreciation Differences                       (321)        851         493
  Amortization and Utilization of ITC            (945)     (1,066)     (1,069)
  Consolidated Tax Savings                       (651)       (314)
  State Taxes, Net of Federal Income
    Tax Benefit                                 1,614       1,735       2,087
  Cost of Removal                                (226)       (273)        150
  Other                                          (416)      1,142        (891)
Total Income Tax Expense                      $16,380     $16,270     $17,903
                                              =======     =======     =======

     Eastern Edison and Montaup adopted FASB statement No. 109, "Accounting for Income Taxes" (FAS109) which required recognition of deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes using the liability method. Under the liability method deferred tax liabilities or assets are computed using the tax rates that will be in effect when temporary differences reverse. Generally, for regulated companies, the change in tax rates may not be immediately recognized in operating results because of rate making treatment and provisions in the Tax Reform Act of 1986. At December 31, 1994 and 1993 no valuation allowance was deemed necessary for total deferred tax assets. The total deferred tax assets and liabilities at December 31, 1994 and 1993 are comprised as follows:

                       Deferred Tax                           Deferred Tax
                           Assets                             Liabilities
                          ($000)                                ($000)
                       1994      1993                        1994     1993
Plant Related                            Plant Related
     Differences      $16,221  $16,721         Differences  $137,072  $135,707
Alternative                              Refinancing
     Minimum Tax        4,479    4,254         Costs         1,772     1,866
Litigation Provisions     795      811   Pensions            1,233     1,404
Pensions                  514      421
Other                 __1,866  __2,142   Other              ___3,024   __2,595
     Total            $23,875  $24,349        Total         $143,101  $141,572
                      =======  =======                     ========  =========

     As of December 31, 1994 and 1993, the Company had recorded on its Consolidated Balance Sheet a regulatory liability to ratepayers of approximately $25.2 million and $24.7 million, respectively. This amount primarily represents excess deferred income taxes resulting from the reduction in the federal income tax rate and also includes deferred taxes provided on investment tax credits. Also at December 31, 1994, and 1993 a regulatory asset of approximately $39.5 million and $42.3 million, respectively has been recorded, representing the cumulative amount of federal income taxes on temporary depreciation differences which were previously flowed through to ratepayers.

     Eastern Edison and Montaup have approximately $100,000 and $4.4 million, respectively, of alternative minimum tax credits which can be utilized to reduce the EUA System's consolidated regular tax liability and have no expiration.

(C)  Capital Stock:

     Under the terms and provisions of the issues of preferred stock of Eastern Edison, certain restrictions are placed upon the payment of dividends on common stock by Eastern Edison. At December 31, 1994 and 1993, the respective capitalization ratios were in excess of the minimum requirements which would make these restrictions effective.

(D)  Redeemable Preferred Stock

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

(E)  Retained Earnings:

     Under the provisions of Eastern Edison's Indenture securing the First Mort gage and Collateral Trust Bonds, retained earnings in the amount of approximately $100,458,000 as of December 31, 1994 were unrestricted as to the payment of cash dividends on its Common Stock.

(F)  Long-Term Debt:

     The various mortgage bond issues of Eastern Edison are collateralized by substantially all of their utility plant. In addition, Eastern Edison's bonds are collateralized by securities of Montaup, which are wholly-owned by Eastern Edison, in the principal amount of approximately $264 million.

     The Company's aggregate amount of current cash sinking fund requirements and maturities of long-term debt, (excluding amounts that may be satisfied by available property additions) for each of the five years following 1994 are:
$35 million in 1995, $7 million in 1996, none in 1997, $60 million in 1998 and none in 1999.

(G)  Lines of Credit:

     EUA System companies including Eastern Edison maintain short-term lines of credit with various banks aggregating approximately $150 million. At December 31, 1994, unused short-term lines of credit were approximately $118 million. These credit lines are available to other EUA System companies under joint credit line arrangements. In accordance with informal agreements with the various banks, commitment fees are required to maintain certain lines of credit. During 1994 the weighted average interest rate for short-term borrowings by the Company was 3.7%.

(H) Jointly Owned Facilities:

     At December 31, 1994, in addition to the stock ownership interests discussed in Note A, Summary of Significant Accounting Policies - Jointly Owned Companies, Montaup had direct ownership interests in the following electric generating facilities (dollars in thousands):

                                         Accumulated
                                        Provision For   Net   Construc-
                              Utility   Depreciation  Utility    tion
                     Percent  Plant in      and      Plant in  Work in
                      Owned   Service   Amortization  Service  Progress
Montaup:
  Canal Unit 2      50.00%   $ 67,031   $41,400     $25,631    $1,658
  Wyman Unit 4       1.96%      4,017     1,908       2,109        22
  Seabrook Unit 1    2.90%    203,772    19,458     184,314       664
  Millstone Unit 3   4.01%    183,532    37,154     146,378       462

     The foregoing amounts represent Montaup's interest in each facility, including nuclear fuel where appropriate, and are included on the like-captioned lines on the Consolidated Balance Sheet. At December 31, 1994, Montaup's total net investment in nuclear fuel of the Seabrook and Millstone Units amounted to $4.0 million and $1.9 million, respectively. Montaup's shares of related operating and maintenance expenses with respect to units reflected in the table above are included in the corresponding operating expenses.

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

     The estimated fair values of the Company's financial instruments at December 31, 1994 are as follows (dollars in thousands):

                                                 Carrying         Fair
                                                  Amount          Value
       _________________________________________________________________
       Cash and Temporary Cash Investments       $ 11,265       $ 11,265

       Redeemable Preferred Stock                  30,000         27,000

       Long-Term Debt                             265,000        244,238

(J)  Commitments and Contingencies:

     Joint owners of nuclear projects are subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On February 28, 1991, EUA Power (now known as Great Bay Power Corporation), a 12.13% owner of the Seabrook Project in which Montaup has a 2.9% ownership interest, filed for protection under Chapter 11 of the federal Bankruptcy Code. It conducted its business as a Debtor-in-Possession until November 23, 1994, at which time its Plan of Reorganization became effective and Great Bay Power emerged from Chapter 11.

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage or disposal by the year 2010. Montaup owns a 4.01% interest in Millstone Unit 3 and a 2.9% interest in Seabrook Unit 1. Northeast Utilities, the operator of the units, indicates that Millstone Unit 3 has sufficient on-site storage facilities to accommodate its spent fuel for the projected life of the unit. Expenditures for additional rack storage facilities are projected to be made by 1999. At the Seabrook Project, there is on-site storage capacity which, with rack additions, should be sufficient to at least the year 2010.

     The Energy Policy Act requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments are calculated based on the utilities' prior use of the government facilities and have been levied by the DOE since starting in September 1993 and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis and is currently being recovered by Montaup through rates.

     Also, Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $18.0 million in 1994 dollars, and Seabrook Unit 1 is $11.5 million in 1994 dollars. These figures are based on studies performed for the lead owner of the units. Montaup also pays into decommissioning reserves pursuant to contractual arrangements with other nuclear generating facilities in which it has an equity ownership interest or life of the unit entitlement. Such expenses are currently recoverable through rates.

     Pensions: Eastern Edison and Montaup participate with the other EUA System companies in non-contributory defined benefit pension plans covering substantially all of their employees. Regular plan benefits are based on years of service and average compensation over the four years prior to retirement.
In the case of the supplemental retirement plan for certain officers of the EUA System, benefits are based on compensation at retirement date. It is the EUA System's policy to fund the regular plan on a current basis in amounts determined to meet the funding standards established by the Employee Retirement Income Security Act of 1974.

      Net pension expense (income) for 1994, 1993 and 1992 included the following components:

                                              1994          1993           1992
Service cost - benefits earned during
  the period                              $ 1,783,085   $ 1,414,382    $ 1,342,740
Interest cost on projected benefit
  obligation                                5,217,393     5,133,080      4,719,450
Actual loss (return) on assets                926,980   (10,891,951)    (4,834,470)
Net amortization and deferrals             (7,677,600)    4,017,972     (1,689,973)
Total pension expense (income)            $   249,858   $(  326,517)    $( 462,253)
                                          ===========   ============    ===========

Assumptions used to determine pension cost:

                                              1994         1993        1992
Discount Rate                                 7.25%        8.75%       8.75%
Compensation Increase Rate                    4.75%        6.00%       6.00%
Long-Term Return on Assets                    9.50%       10.00%      10.00%

     The discount rate used to determine pension costs changed effective January 1, 1995 to 8.25%. The funded status of the plan cannot be presented separately for Eastern Edison and Montaup as they participate in the plan with other subsidiaries of EUA.

     All benefits provided under the supplemental plan are unfunded and any payments to plan participants are made by Eastern Edison or Montaup. For the three years ended December 31, 1994, 1993 and 1992 expenses related to the supplemental plan were $266,000, $1.3 million and $169,000, respectively.

     Post-Retirement Benefits: Retired employees are entitled to participate in health care and life insurance benefit plans. Health care benefits are subject to deductibles and other limitations. Health care and life insurance benefits are partially funded by EUA System companies for all qualified employees.

     Eastern Edison and Montaup adopted FAS106, "Accounting for Post-Retirement Benefits Other Than Pensions," as of January 1, 1993. This standard establishes accounting and reporting standards for such post-retirement benefits as health care and life insurance. FAS106 further requires the accrual of the cost of such benefits during an employee's years of service and the recognition of the actuarially determined total post-retirement benefit obligations (Transition Obligation) earned by existing employees and retirees. The Company elected to recognize the Transition Obligation over a twenty year period as permitted by FAS106. The resultant annual expense, including amortization of the Transition Obligation and net of capitalized amounts, amounted to approximately $4.5 million in 1994 and $4.8 million in 1993. As a result of regulatory decisions issued in December 1992, Eastern Edison and Montaup established regulatory assets of approximately $1.4 million and $1.4 million in 1994 and 1993, respectively. Montaup was allowed to defer FAS106-related costs through 1995 or until it filed for recovery of such amounts prior to that time. Montaup has requested and received authority to recover all of its FAS106 expenses including a five-year amortization of deferred amounts in its 1994 rate decrease application. The total cost of Post-Retirement Benefits other than Pensions for 1994 and 1993 includes the following components (in thousands):

                                                       1994           1993
     Service cost                                     $  880         $  767
     Interest cost                                     3,252          3,556
     Actual return on plan assets                        (75)           (41)
     Amortization of transition obligation             2,026          2,040
     Net other amortization & deferrals                  (50)           (40)

          Total Post-Retirement Benefit Cost          $6,033         $6,282

     Assumptions
       Discount rate                                    7.25%          8.75%
       Health care cost trend rate-near-term           13.00%         13.00%
                                  -long-term            5.00%          6.25%
       Salary increase rate                             4.75%          6.00%
       Rate of return on plan assets- Union             8.50%          8.50%
                                    - Non-union         5.50%          5.50%

     Reconciliation of funded status:
                                                       1994           1993

     Accumulated Post-Retirement Benefit Obligation (APBO):
       Retirees                                      $(20,227)     $(20,556)
       Active employee fully eligible for benefits     (4,116)       (7,669)
       Other active employees                          (9,255)       (9,488)

              Total                                   (33,598)      (37,713)

     Fair Value of assets (Primarily Notes and Bonds)   2,169           747
     Unrecognized Transition Obligation                30,007        31,674
     Unrecognized Net (Gain) Loss                      (3,158)        2,597
     (Accrued)/Prepaid Post-Retirement Benefit Cost   $(4,580)     $ (2,695)

      The discount rate used to determine post-retirement benefit costs was changed effective January 1, 1995, to 8.25% and was used to calculate the funded status of Post-Retirement Benefits at December 31, 1994.

     Increasing the assumed health care cost trend rate by 1% each year would increase the total post-retirement benefit cost for 1994 by $481,000 and increase the total accumulated post-retirement benefit obligation by $4.1 million.

     Eastern Edison and Montaup have also established an irrevocable external Voluntary Employee Benefit Association (VEBA) Trust Fund as required by the aforementioned regulatory decisions. Contributions to the VEBA fund commenced in March 1993 and contributions totaling approximately $2.9 million and $2.3 million were made during 1994 and 1993, respectively.

      Prior to 1993, Eastern Edison and Montaup followed the "pay-as-you-go" methodology for accounting for post-retirement benefits other than pensions. The costs of the benefit, which amounted to approximately $1.5 million in 1992 were charged to expense.

     Post-Employment Benefits: In November 1992, FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits" for fiscal years beginning after December 15, 1993. The estimated impact of this standard is immaterial to Eastern Edison's results of operations and therefore no liability was recorded.

     Long-Term Purchased Power Contracts: Eastern Edison is committed under long-term purchased power contracts, expiring on various dates through September 2021, to pay demand charges whether or not energy is received. Under terms in effect at December 31, 1994, the aggregate annual minimum commitments for such contracts are approximately $129 million in 1995 and 1996 and $128 million in 1997, $132 million 1998, $133 million in 1999 and will aggregate $1.6 billion for the ensuing years. In addition, the EUA System is required to pay additional amounts depending on the actual amount of energy received under such contracts. The demand costs associated with these contracts are reflected as Purchased Power-Demand on the Consolidated Statement of Income. Such costs are recoverable through rates.

     Environmental Matters: The Comprehensive Environmental Response, Compensation Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, and certain similar state statutes authorize various governmental authorities to seek court orders compelling responsible parties to take cleanup action at disposal sites which have been determined by such governmental authorities to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. Because of the nature of the Eastern Edison business, various by-products and substances are produced or handled which are classified as hazardous under the rules and regulations promulgated by the EPA as well as state and local authorities. The Company generally provides for the disposal of such substances through licensed contractors, but these statutory provisions generally impose potential joint and several responsibility on the generators of the wastes for cleanup costs. Eastern Edison and Montaup have been notified with respect to a number of sites where they may be responsible for such costs, including sites where they may have joint and several liability with other responsible parties. It is the policy of Eastern Edison and Montaup to notify liability insurers and to initiate claims. However, it is not possible at this time to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carrier in these matters.

     As of December 31, 1994, Eastern Edison and Montaup have incurred costs of approximately $125,000 in connection with the foregoing environmental matters and estimate that additional expenditures may be incurred through 1996 up to $800,000.

     As a general matter Eastern Edison and Montaup will seek to recover costs relating to environmental proceedings in their rates. Montaup is currently recovering certain of the incurred costs in its rates. Estimated amounts after 1996 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates, and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties Eastern Edison and Montaup do not believe that the ultimate impact of the environmental costs will be material to their financial position and thus, no loss provision is required at this time.

     The Clean Air Act Amendments of 1990 (Clean Air Act) created new regulatory programs and generally updated and strengthened air pollution control laws. These amendments will expand the regulatory role of the United States Environmental Protection Agency (EPA) regarding emissions from electric generating facilities and a host of other sources. Montaup generating facilities will most probably be first affected in 1995, when EPA regulations will take effect. Tests at Montaup's coal-fired Somerset Unit No. 6 indicated it would be able to utilize lower sulfur coal than had been burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit No. 5 of the Somerset Station and therefore has placed it in deactivated reserve. Eastern Edison does not anticipate the impact from the Amendments to be material to its financial position.

     In April 1992, NESCAUM, an environmental advisory group for eight
Northeast states including Massachusetts and Rhode Island issued recommendations for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations are more restrictive than EPA's requirements. The DEP has amended its regulations to require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of oxides of nitrogen. Rhode Island has also issued similar regulations requiring that RACT be implemented at all stationary sources potentially emitting 50 tons or more per year of nitrogen oxide. Montaup has initiated compliance through, among other things, selective, noncatalytic reduction processes.

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

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 KV or more. There is a bill pending in the Massachusetts legislature that would authorize the MDPU to examine the potential health effects of EMF. Management cannot predict the impact, if any, which legislation or other developments concerning EMF may have on Eastern Edison or Montaup.

     Guarantee of Financial Obligations: Montaup is a 3.27% equity participant in two companies which own and operate transmission facilities interconnecting New England and the Hydro Quebec system in Canada. Montaup has guaranteed approximately $5.6 million of the outstanding debt of these two companies. In addition, Montaup has a minimum rental commitment which totals approximately $14.2 million under a noncancellable transmission facilities support agreement for years subsequent to 1994.

Other

     On January 8, 1992, the Massachusetts Municipal Wholesale Electric Cooperative and its member municipalities, all of which are members of NEPOOL, filed a suit in Massachusetts Superior Court against the investor-owned utilities that are also members of NEPOOL. The suit alleges damages by NEPOOL's establishment of minimum size requirements for generating units designated as pool-planned generating units. The suit names as defendants members of NEPOOL, including Blackstone, Eastern Edison, Montaup and Newport (NEPOOL members of the EUA System). The FERC initiated an action when the EUA subsidiaries and other participants filed an amendment to the NEPOOL Agreement with the FERC that concerns many of the issues raised in the Massachusetts litigation. The plaintiffs in the Massachusetts litigation, and one other participant have objected to the amendment, and have sought to prevent or delay its effectiveness. Extended settlement discussions have resulted in a settlement signed by substantially all of the parties and intervenors in both actions. The settlement, if fully implemented, will result in (i) a withdrawal of the amendment to the NEPOOL Agreement, (ii) a termination of the FERC proceeding, and (iii) after the FERC action is terminated and no longer subject to appeal, the withdrawal by the settling plaintiffs of their Superior Court complaint. The necessary papers were filed to withdraw the NEPOOL amendment and terminate the FERC proceeding. That withdrawal and termination was contested by three intervenors in the FERC proceeding. On February 10, 1995, FERC issued an order accepting a notice of cancellation of the NEPOOL amendment, effective September 12, 1994. If the settlement agreement is fully implemented, the Superior Court action will be required to be dismissed as to all but one non-settling plaintiff. Management cannot predict the ultimate outcome of this proceeding at this time.

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

     In January 1994, a counterclaim by Aquidneck claimed certain breaches of the Power Purchase Agreement, including an alleged failure on the part of Montaup to renegotiate the terms and conditions of the Power Purchase Agreement. Also in January 1994, Aquidneck sought to join EUA and EUA Service as parties to the suit.

     The Court has scheduled a hearing in April 1995 on Montaup's motion for default judgement based on Aquidneck's failure to meet its discovery obligations. In addition, Montaup intends to file a motion for summary judgment.

     Montaup, EUA and EUA Service intend to defend the counterclaim vigorously and believe that Aquidneck's claims have no basis in law.

                         Report of Independent Accountants


To the Directors and Shareholder of
Eastern Edison Company and Subsidiary:


We have audited the consolidated financial statements of Eastern Edison Company (a wholly-owned subsidiary of Eastern Utilities Associates) and its subsidiary, Montaup Electric Company, (collectively referred to as the "Company" hereafter) listed in item 14 (a) (1) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 2, 1995