Form 10-K/A
EASTERN EDISON CO
filed 1995-03-29
CIK 14407

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     Form 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1994

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                              Commission File Number 0-8480
                                 Eastern Edison Company
                 (Exact name of registrant as specified in its charter)


      Massachusetts                                 04-1123095
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

110 Mulberry Street, Brockton, Massachusetts             02403
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (508) 580-1213

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class                Name of each Exchange on which registered



           Securities registered pursuant to Section 12(g) of the Act:
               6.625% Redeemable Preferred Stock, $100 Par Value
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. As of March 20, 1995:
                                None
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                        Common Shares Outstanding at March 20, 1995
                                      2,891,357
                           Documents Incorporated by Reference
                                      None