Form 10-Q
period 1995-03-31
EASTERN EDISON CO
filed 1995-05-12
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1995

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

    Yes....X......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                               Outstanding at April 30, 1995
       Common Shares, $25 par value                       2,891,357 shares

         PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

 EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
         ASSETS                                           March 31,   December 31,
                                                           1995            1994
         Utility Plant in Service                      $ 785,105      $ 782,837
         Less:  Accumulated Provision for Depreciation
                     and Amortization                    235,021        228,241
         Net Utility Plant in Service                    550,084        554,596
         Construction Work in Progress                    12,681          6,759
               Net Utility Plant                         562,765        561,355
         Current Assets:
               Cash and Temporary Cash Investments         6,255         11,265
               Accounts Receivable-Associated Companies   22,773         18,061
                                  -Other                  35,830         37,979
               Materials and Supplies                      7,704          9,644
               Other Current Assets                        4,856          5,952
                         Total Current Assets             77,418         82,901
         Deferred Debits and Other Non-Current Assets    108,840        111,789
                         Total Assets                  $ 749,023      $ 756,045

         LIABILITIES AND CAPITALIZATION
         Capitalization:
               Common Stock, $25 Par Value             $  72,284      $  72,284
               Other Paid-In Capital                      47,249         47,249
               Common Stock Expense                          (43)           (43)
               Retained Earnings                         106,817        105,574
                         Total Common Equity             226,307        225,064
               Redeemable Preferred Stock - Net           29,665         29,665
               Preferred Stock Redemption Cost            (4,168)        (4,408)
               Long-Term Debt - Net                      229,246        229,224
                         Total Capitalization            481,050        479,545

         Current Liabilities:
               Long-Term Debt Due Within One Year         35,000         35,000
               Accounts Payable - Associated Companies     3,437          5,749
                                              - Other     22,536         24,578
               Taxes Accrued                               1,446          1,411
               Interest Accrued                            5,761          5,486
               Other Current Liabilities                  11,974         16,360
                         Total Current Liabilities        80,154         88,584
         Deferred Credits and Other
                              Non-Current Liabilities     65,762         68,260
         Accumulated Deferred Taxes                      122,057        119,656
                Total Liabilities and Capitalization   $ 749,023      $ 756,045

See accompanying notes to consolidated condensed financial statements.

    EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)
                                                               Three Months Ended
                                                               March 31,

                                                                1995         1994
             Operating Revenues                              $ 106,319    $ 110,388
             Operating Expenses:
                Fuel                                           22,282       23,137
                Purchased Power                                31,976       29,929
                Other Operation and Maintenance                23,109       24,422
                Depreciation and Amortization                   6,555        6,415
                Taxes  - Other Than Income                      2,881        2,932
                       - Current Income                         3,229        5,263
                       - Deferred Income                        2,186        1,469
                      Total                                    92,218       93,567
             Operating Income                                  14,101       16,821
             Allowance for Other Funds
               Used During Construction                           131           49
             Other Income and (Deductions) - Net                  331          387
             Income Before Interest Charges                    14,563       17,257
             Interest Charges:
               Interest on Long-Term Debt                       4,636        4,580
               Other Interest Expense                             724          897
               Allowance for Borrowed Funds Used
                 During Construction(Credit)                      (92)         (68)
             Net Interest Charges                               5,268        5,409
             Net Income                                         9,295       11,848
             Preferred Dividend Requirements                      497          497
             Consolidated Net Earnings                       $  8,798     $ 11,351


             See accompanying notes to consolidated condensed financial statements.

   EASTERN EDISON COMPANY
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                Three Months Ended
                                                               March 31,

                                                                 1995         1994
       CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                            $   9,295    $  11,848
       Adjustments to Reconcile Net Income to Net
          Cash Provided from Operating Activities:
             Depreciation and Amortization                       7,408        6,836
             Amortization of Nuclear Fuel                        1,205        1,110
             Deferred Taxes                                      2,170        1,452
             Investment Tax Credit, Net                           (236)        (230)
             Allowance for Other Funds Used During Construction    (131)         (49)
             Other - Net                                          (243)        (768)
       Change in Operating Assets and Liabilities               (7,956)       1,285
       Net Cash Provided From Operating Activities              11,512       21,484

       CASH FLOW FROM INVESTING ACTIVITIES:

          Construction Expenditures                             (8,710)      (3,621)
       Net Cash Used in Investing Activities                    (8,710)      (3,621)

       CASH FLOW FROM FINANCING ACTIVITIES:
          Common Stock Dividends Paid to EUA                    (7,315)      (6,419)
          Preferred Dividends Paid                                (497)        (497)
          Premium on Reacquisition & Financing Expenses                         (52)
       Net Cash Used in Financing Activities                    (7,812)      (6,968)
       Net (Decrease) Increase in Cash and Temporary
          Cash Investments                                      (5,010)      10,895
       Cash and Temporary Cash Investments at
          Beginning of Period                                   11,265          697
       Cash and Temporary Cash Investments at
          End of Period                                      $   6,255    $  11,592


       Supplemental disclosures of cash flow information:
          Cash paid during the period for:
             Interest (Net of Capitalized Interest)          $   4,060    $   4,110
             Income Taxes                                    $   1,422    $   1,280

See accompanying notes to consolidated condensed financial statements.

                             EASTERN_EDISON_COMPANY
              NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


      The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1994 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Note C- Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of the Company, filed an application with the Federal Energy Regulatory Commission (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to EUA's retail electric utilities - Eastern Edison, Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application is designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower interest costs and successful cost control efforts.

         On May 21, 1994, Montaup began billing the reduced rates, and on April 14, 1995 FERC approved a settlement agreement between Montaup and the intervenors in the case calling for an annual reduction of approximately $13.9 million (inclusive of the filed $10.1 million reduction).

         Montaup will refund to its customers the difference collected between the $10.1 million filed reduction and the $13.9 million settled reduction in the second quarter of 1995. Montaup has previously reserved for this refund.

         Maine Yankee

         During the refueling-and-maintenance shutdown of the Maine Yankee Nuclear Generating plant that started in early February of 1995, Maine Yankee Atomic Power Company (Maine Yankee), the owner of the plant, detected an increased rate of degradation of the plant's steam generator tubes in excess of the number expected and started evaluating several courses of action.

         On April 7, 1995, Maine Yankee announced its intention to further explore sleeving all 17,000 steam generator tubes. Although testing of all tubes revealed that approximately 40% of the tubes are free of defects, Maine Yankee plans to sleeve all of the tubes as a preventative safety measure. Sleeving involves the inserting of a tube of slightly smaller diameter into the defective tube, the sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and must meet rigorous federal standards of safety and licensing. If the sleeving option is approved and implemented, Maine Yankee projects that the plant could return to service in the final quarter of 1995.

         Montaup owns 4% of the Common Stock of Maine Yankee, and its share of the current estimated cost of the sleeving option could be approximately $1.6 million. At this time, the Company cannot predict whether this option will be approved for implementation or the ultimate impact on the Company, if any, of this option or any other course of action which may be taken with respect to the plant.


Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and
                             _Results_of_Operations


      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

      Consolidated Net Earnings for the first quarter of 1995 were $8.8 million. Consolidated Net Earnings for the same period of a year ago were $11.4 million. First quarter 1995 earnings reflect a full quarter's impact of Montaup's wholesale rate reduction implemented on May 21, 1994 as well as a 3.1% decrease in retail kilowatthour (kWh) sales. The first quarter of 1995 was 18% warmer than last year's first quarter causing a sharp decline in sales. While overall retail sales declined, sales to industrial customers grew, signaling a continuation of the slow but steady economic recovery in the Company's service territories.

Operating_Revenues

      Operating Revenues decreased $4.1 million to $106.3 million in the first quarter of 1995 compared to the same period in 1994. This decrease is due primarily to a full quarter's revenue impact of Montaup's wholesale rate reduction, approximately $3.9 million, recoveries of decreased fuel and conservation and load management expenses aggregating $2.3 million and the impact of lower kwh sales. Offsetting these decreases somewhat were recoveries of increased purchased power expenses of approximately $2.0 million.

Operating_Expenses

      Fuel expense for the first quarter of 1995 as compared to the same period in 1994 decreased $900,000 or 3.7%. This decrease was due primarily to decreased kWh sales and requirements offset somewhat by a 9.7% increase in the average cost of fuel.

      Purchased Power expense for the first quarter of 1995 increased approximately $2.0 million or 6.8% as compared to the same period in 1994.
This increase is due primarily to a full quarter impact of Newport's purchased power contracts assumed by Montaup on May 21, 1994 coincident with Newport becoming an all-requirements customer of Montaup, aggregating approximately $3.3 million. Also contributing to the increase were increased billings by Montaup's suppliers totaling $700,000. These increases were offset somewhat by a decrease of approximately $2.1 million resulting from contracts which expired in October 1994 totaling 41 mw.

      Other Operation and Maintenance (O&M) expenses for the first quarter of 1995 decreased approximately $1.3 million from the same period in 1994. This decrease is due primarily to a decrease in conservation and load management expenses of $1.3 million and decreased direct O&M expenses such as wages, benefits, distribution and production expenses aggregating $1.1 million. Offsetting these decreases somewhat were increased indirect expenses related to jointly owned units, FAS 106 and rental of transmission and production facilities aggregating approximately $1.0 million.

Liquidity_and_Sources_of_Capital

      Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

      Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At March 31, 1995, these unused EUA System short-term lines of credit amounted to approximately $115 million. Eastern Edison and Montaup had no short-term debt outstanding at March 31, 1995. In the first quarter of 1995, internally generated funds amounted to $12.0 million while cash construction requirements for the same period were $8.7 million.

Voluntary Retirement Incentive Offer

      On March 15, 1995, EUA announced a corporate reorganization which, among other things, will consolidate management of Eastern Edison, Blackstone and Newport. David H. Gulvin, formerly President of Blackstone and Newport, was named Senior Vice President of Eastern Edison, Blackstone and Newport. John D. Carney, President of Eastern Edison was named President of Blackstone and Newport, also. As part of the reorganization, a voluntary retirement incentive effective June 1, 1995, was offered to sixty-six EUA System employees, including twenty-two employees of Eastern Edison and Montaup. Eastern Edison and Montaup expect a majority of the eligible personnel to accept and anticipate taking a one-time charge to earnings in the second quarter of this year to reflect the cost of this early retirement incentive. The final amount of this charge will depend on the final number of eligible employees that accept the offer. The estimated payback period is approximately 18 months.


                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  (a) A Consent to Action in lieu of an Annual Meeting of Stockholders executed on March 7, 1995 (Consent to Action) by Eastern Utilities Associates, the holder of the entire issued and outstanding common stock of Eastern Edison and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

  (b) The Board of Directors as previously reported to the Commission in the Company's annual report on Form 10-K for the year ended December 31, 1994 was re-elected in its entirety by the Consent to Action.

  (c) The matters voted on in the Consent to Action were: (i) a vote fixing the number of directors of Eastern Edison at eight and re-electing the entire Board and (ii) the election of the Treasurer and Clerk of the Company.

Item 5.  Other Information

      On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) which will require public utilities that own or control interstate transmission facilities to offer to other utilities "open access" transmission service on a non-discriminatory basis and file open access transmission tariffs. FERC also proposes to allow in certain circumstances the collection of charges for the recovery of stranded costs associated with requiring open access tariffs when former wholesale or retail customers change power suppliers. The Commission's purpose in proposing the new rules is to encourage competition in the bulk power market. At this time, management is unable to predict the ultimate impact, if any, of the NOPR on the Company.



Item_6.  Exhibits_and_Reports_on_Form_8-K

      (a) Exhibits - None

      (b) Reports on Form 8-K - None


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                                           Eastern_Edison_Company___________
                                                (Registrant)



Date:  May_12,_1995                        /s/ Clifford J. Hebert, Jr.
                                           Clifford J. Hebert, Jr., Treasurer
                                           (on_behalf_of_the_Registrant_and as
                                            Principal_Financial_Officer)