Form 10-Q
period 1995-06-30
EASTERN EDISON CO
filed 1995-08-11
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1995

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

              Class                               Outstanding at July 31, 1995
       Common Shares, $25 par value                       2,891,357 shares

         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED BALANCE SHEETS
    (In Thousands)


        ASSETS                                           June 30,         December 31,
                                                           1995              1994
        Utility Plant in Service                      $   786,166      $   782,837
        Less:  Accumulated Provision for Depreciation
                    and Amortization                      241,355          228,241
              Net Utility Plant in Service                544,811          554,596
        Construction Work in Progress                      17,167            6,759
              Net Utility Plant                           561,978          561,355
        Current Assets:
              Cash and Temporary Cash Investments           6,800           11,265
              Accounts Receivable - Associated Companies   30,028           18,061
                                  - Other                  34,628           37,979
              Materials and Supplies                        8,318            9,644
              Other Current Assets                          5,345            5,952
                 Total Current Assets                      85,119           82,901
        Deferred Debits and Other Non-Current Assets      104,582          111,789
                        Total Assets                  $   751,679      $   756,045

        LIABILITIES AND CAPITALIZATION
        Capitalization:
              Common Stock, $25 Par Value             $    72,284      $    72,284
              Other Paid-In Capital                        47,249           47,249
              Common Stock Expense                            (43)             (43)
              Retained Earnings                           111,273          105,574
                 Total Common Equity                      230,763          225,064
              Redeemable Preferred Stock - Net             29,665           29,665
              Preferred Stock Redemption Cost              (3,927)          (4,408)
              Long-Term Debt - Net                        229,268          229,224
                 Total Capitalization                     485,769          479,545

        Current Liabilities:
              Long-Term Debt Due Within One Year           35,000           35,000
              Notes Payable                                 6,087
              Accounts Payable - Associated Companies       5,381            5,749
                               - Other                     24,447           24,578
              Taxes Accrued                                   196            1,411
              Interest Accrued                              5,245            5,486
              Other Current Liabilities                     2,137           16,360
                 Total Current Liabilities                 78,493           88,584
        Deferred Credits and Other Non-Current Liab.       65,062           68,260
        Accumulated Deferred Taxes                        122,355          119,656
                 Total Liabilities and Capitalization $   751,679      $   756,045

 See accompanying notes to consolidated condensed financial statements.

  EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (In Thousands)


                                                  Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                                  1995         1994         1995         1994

        Operating Revenues                     $ 104,415    $ 102,002    $ 210,734    $ 212,390
        Operating Expenses:
           Fuel                                  23,641       23,244       45,923       46,381
           Purchased Power                       31,469       27,795       63,445       57,724
           Other Operation and Maintenance       24,633       25,400       47,742       49,822
           Voluntary Retirement Incentive         2,413                     2,413
           Depreciation and Amortization          6,555        6,457       13,110       12,872
           Taxes  - Other Than Income             2,479        2,633        5,360        5,565
                  - Current Income                2,015        2,498        5,244        7,761
                  - Deferred Income                  85          970        2,271        2,439
                 Total                           93,290       88,997       185,508      182,564
        Operating Income                         11,125       13,005       25,226       29,826
        Allowance for Other Funds
          Used During Construction                  151           62          282          111
        Other Income (Deductions) - Net             544          433          875          820
        Income Before Interest Charges           11,820       13,500       26,383       30,757
        Interest Charges:
          Interest on Long-Term Debt              4,636        4,636        9,272        9,216
          Other Interest Expense                    879        1,875        1,603        2,772
          Allowance for Borrowed Funds Used
            During Construction(Credit)            (132)         (83)        (224)        (151)
        Net Interest Charges                      5,383        6,428       10,651       11,837
        Net Income                                6,437        7,072       15,732       18,920
        Preferred Dividend Requirements             497          497          994          994
        Consolidated Net Earnings              $  5,940     $  6,575     $ 14,738     $ 17,926





 See accompanying notes to consolidated condensed financial statements.

  EASTERN EDISON COMPANY
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (In Thousands)

                                                                  Six Months Ended
                                                                June 30,
                                                                  1995         1994

        CASH FLOW FROM OPERATING ACTIVITIES:

        Net Income                                            $  15,732    $  18,920
        Adjustments to Reconcile Net Income to Net
           Cash Provided from Operating Activities:
              Depreciation and Amortization                      15,705       13,741
              Amortization of Nuclear Fuel                        1,936        1,471
              Deferred Taxes                                      2,237        2,406
              Investment Tax Credit, Net                           (471)        (460)
              Allowance for Other Funds Used During Construction   (282)        (111)
              Other - Net                                         1,697         (884)
        Change in Operating Assets and Liabilities              (22,860)      (4,455)
        Net Cash Provided From Operating Activities              13,694       30,628

        CASH FLOW FROM INVESTING ACTIVITIES:

           Construction Expenditures                            (14,694)      (9,683)
        Net Cash (Used in) Investing Activities                 (14,694)      (9,683)

        CASH FLOW FROM FINANCING ACTIVITIES:

           Increase in Short-Term Debt                            6,087
           Common Stock Dividends Paid to EUA                    (8,558)     (13,532)
           Preferred Dividends Paid                                (994)        (994)
           Premium on Reacquisition & Financing Expenses                         (61)
        Net Cash (Used in) Financing Activities                  (3,465)     (14,587)
        Net (Decrease) Increase in Cash and Temporary
           Cash Investments                                      (4,465)       6,358
        Cash and Temporary Cash Investments at
           Beginning of Period                                   11,265          697
        Cash and Temporary Cash Investments at
           End of Period                                      $   6,800    $   7,055

        Supplemental disclosures of cash flow information:
           Cash paid during the period for:
              Interest (Net of Capitalized Interest)          $   9,155    $   9,202
              Income Taxes                                    $   3,584    $  11,229

 See accompanying notes to consolidated condensed financial statements.

                             EASTERN_EDISON_COMPANY
              NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


      The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1994 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. Certain reclassifications have been made to prior period financial statements to conform with current classifications.

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

Note C- Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of Eastern Edison, filed an application with the Federal Energy Regulatory Commission
         (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to EUA's retail electric utilities - Eastern Edison, Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application was designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower interest costs and successful cost control efforts.

         On May 21, 1994, Montaup began billing the reduced rates and on April 14, 1995 FERC approved a settlement agreement between Montaup and the intervenors in the case calling for an annual reduction of approximately $13.9 million (inclusive of the filed $10.1 million reduction).

         Montaup refunded to its customers the difference collected between the $10.1 million filed reduction and the $13.9 million settled reduction in April 1995. Montaup had previously reserved for this refund.

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

         On April 7, 1995, Maine Yankee announced its intention to further explore sleeving all 17,000 steam generator tubes and on May 22, 1995 the Maine Yankee Board of Directors authorized a sleeving project to go forward. Although testing of all tubes revealed that approximately 40% of the tubes were free of defects, Maine Yankee is in the process of sleeving all of the tubes as a preventative safety measure. Sleeving involves the inserting of a tube of slightly smaller diameter into the defective tube; the sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and must meet rigorous federal standards of safety and licensing. This sleeving project is expected to be completed in December 1995.

         Montaup owns 4% of the Common Stock of Maine Yankee. Montaup's share of the current estimated cost of the sleeving project is approximately $1.6 million and is recoverable through rates.

         Other

         In December 1992, Montaup commenced a declaratory judgment action in which it sought to have the Massachusetts Superior Court determine its rights under the Power Purchase Agreement between it and Aquidneck Power Limited Partnership (Aquidneck). Montaup sought a declaration that the Power Purchase Agreement was binding on the parties according to its terms. Aquidneck asserted that Montaup had either an expressed or implied obligation to negotiate new terms and conditions to the Power Purchase Agreement.

         In April 1995 Montaup filed a motion for summary judgement and in June 1995 the court granted Montaup's motion. In July, Aquidneck filed for appeal of the court's decision.

         Montaup, EUA and EUA Service intend to vigorously contest the appeal and continue to believe that Aquidneck's claims have no basis in law.


Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and
                             Results_of_Operations

      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

      Consolidated Net Earnings for the three and six months ended June 30, 1995 were $5.9 million and $14.7 million, respectively, as compared to $6.6 million and $17.9 million for the respective periods of a year ago. Earnings for both periods of 1995 include a one-time charge of approximately $1.5 million, on an after tax basis, related to the voluntary retirement incentive offer accepted by 16 employees of Eastern Edison and Montaup (on an EUA System basis, 49 employees accepted the offer). Also impacting 1995 earnings was Montaup's $13.9 million annual wholesale rate reduction effective May 21, 1994 and a year-to-date decrease in retail kilowatthour sales of 1.0%. Offsetting these impacts somewhat were lower litigation expenses resulting from recently received favorable court decisions and lower interest expense.

Kilowatthour Sales

       A 1.4% increase in retail sales in the second quarter of 1995 partially offset dismal first quarter sales results. For the year-to-date period, retail sales were 1.0% below those of the same period of 1994. Increases in kWh sales to industrial customers of 4.9% in the year-to-date period, however, is an indication of economic recovery in the Company's service territory. Despite this strong sales performance, the Company anticipates a slow economic recovery for the foreseeable future. Total Energy sales for the three and six months ended June 30, 1995 decreased 21.1% and 17.1% respectively, due mainly to decreased energy sales to the New England Power Pool and decreased short-term unit contract energy sales. Power purchase contracts of Montaup totaling 41mw which expired in October 1994 resulted in lower kilowatthours available to Montaup for interchange and short-term energy sales. These interchange and short-term energy sales essentially recover fuel costs only and have little or no earnings impact.

Voluntary Retirement Incentive Offer

      On March 15, 1995, EUA announced a corporate reorganization which, among other things, consolidated management of Eastern Edison, Blackstone and Newport. As part of the reorganization, a voluntary retirement incentive was offered to sixty-six EUA System employees, including 22 employees of Eastern Edison and Montaup. Forty-nine of those eligible for the program, including 16 employees of Eastern Edison and Montaup, accepted the incentive and retired
effective June 1, 1995.   The cost to the Company of this incentive program
amounted to a one-time $2.4 million pre-tax ($1.5 million after-tax) charge to second quarter 1995 earnings. The estimated payback period is approximately 18 months.

Operating_Revenues

      Operating Revenues increased for the second quarter of 1995 by $2.4 million and decreased for the six months ended June 30, 1995 by $1.7 million as compared to the same periods in 1994. The changes in both periods were due primarily to the net impacts of recoveries of increased fuel and purchased power expenses aggregating $4.1 million and $5.3 million for the respective periods, decreased Eastern Edison base rate recoveries of $400,000 and $1.3 million, respectively, and the impact of Montaup's $13.9 million annual wholesale rate reduction effective May 21, 1994.

Operations_Expense

      Fuel expense for the second quarter of 1995 increased by approximately $400,000 or 1.7% as compared to the same period in 1994. Fuel expense for the six months ended June 30, 1995 as compared to the same period in 1994 decreased $500,000 or 1.0%. These changes were caused by the net impacts of decreases in total energy generated and purchased of 21.1% and 17.1% for the second quarter and year-to-date periods, respectively, and increases of 30.5% and 19.6% in the average cost of fuel for the respective periods.

      Purchased Power demand expense for the second quarter and for the six months ended June 30, 1995 increased approximately $3.7 million or 13.2% and $5.7 million or 9.9%, respectively, as compared to the same periods in 1994. These increases are due primarily to the impact of Newport's purchased power contracts assumed by Montaup effective May 21, 1994 coincident with Newport becoming an all-requirements customer of Montaup, aggregating approximately $1.5 million and $5.3 million in the respective periods and increased billings from the Ocean State Power Project and the Yankee nuclear units aggregating $3.9 million and $5.1 million in the respective periods. These increases were offset somewhat by decreases of approximately $2.1 million and $4.2 million for the respective periods resulting from power purchase contracts totaling 41mw which expired in October 1994.

      Other Operation and Maintenance expenses for the second quarter and six months ended June 30, 1995 decreased by approximately $800,000 or 3.0% and $2.1 million or 4.2%, respectively, from the same periods in 1994. These decreases were primarily due to decreases in litigation expense resulting from recently received favorable court decisions, offset somewhat by increased indirect expenses including jointly owned unit expense, power contract expenses and FAS 106 expenses.

Interest Charges

      Net interest charges decreased by $1.0 million and $1.2 million respectively, in the second quarter and six months ended June 30, 1994 as compared to the same periods in 1994. Other Interest expense was greater in 1994 due to interest expense provisions recorded in June 1994 aggregating $1.0 million related to Internal Revenue Service audits.

Electric Utility Industry Restructuring

      On July 17, 1995, Eastern Edison Company, along with other members of the Electric Industry Restructuring Roundtable (the Massachusetts Roundtable) in Massachusetts filed a set of principles with the Massachusetts Department of Public Utilities (MDPU) addressing industry restructuring.

      The Massachusetts Roundtable consists of a number of different utilities, industrial users, environmental groups and consumer advocates. These principles are intended to be statements of the consensus position by the signatories of the interdependent principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. The filing was submitted on the condition it be approved in full by the MDPU. The MDPU is assessing the principles and is expected to make recommendations to implement a competitive environment in the industry.

Liquidity_and_Sources_of_Capital

      Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

      Traditionally, cash construction requirements not met with internally gen erated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At June 30, 1995 and at December 31, 1994 these unused EUA System short-term lines of credit amounted to approximately $106.9 million and $118.3 million, respectively. The Company had outstanding short-term debt of $6.1 million and zero at June 30, 1995 and December 31, 1994, respectively.

      The Company's year-to-date June 30, 1995 internally generated funds amounted to $25.5 while its cash construction requirements for the same period were $14.7.


                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

      See Notes to Consolidated Condensed Financial Statements, Note C - Commitments and Contingencies under Other for a discussion of a legal proceeding involving Montaup.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) A Consent to Action in Lieu of a Special Meeting of Stockholders (Consent to Action) was executed July 19, 1995 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Special Meeting of Stockholders.

         (b) David H. Gulvin was elected a Director of the Company and the following continued as Directors:

                  Donald G. Pardus
                  John R. Stevens
                  Robert G. Powderly
                  John D. Carney

         (c) The only matters voted on in the Consent to Action were the reducing of the number of Directors of the Company from eight to five and the election of David H. Gulvin as Director of the Company.

Item_6.  Exhibits_and_Reports_on_Form_8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K

      -  None filed in the quarter ended June 30, 1995





                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                                    Eastern_Edison_Company___________

                                         (Registrant)



Date:  August_11,_1995              /s/_Richard_M._Burns______________
                                    Richard_M._Burns,_Vice_President
                                      (on_behalf_of_the_Registrant_and
                                        as Chief_Accounting_Officer)