Form 10-Q
period 1995-09-30
EASTERN EDISON CO
filed 1995-11-13
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    September 30, 1995

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

              Class                          Outstanding at October 31, 1995
       Common Shares, $25 par value                   2,891,357 shares

         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
        ASSETS                                          September 30,     December 31,
                                                           1995              1994

        Utility Plant in Service                      $   785,526      $   782,837
        Less:  Accumulated Provision for Depreciation
                    and Amortization                      246,351          228,241
              Net Utility Plant in Service                539,175          554,596
        Construction Work in Progress                      19,719            6,759
              Net Utility Plant                           558,894          561,355
        Current Assets:
              Cash and Temporary Cash Investments          17,936           11,265
              Accounts Receivable - Associated Companies   30,013           18,061
                                  - Other                  33,649           37,979
              Materials and Supplies                        9,342            9,644
              Other Current Assets                          4,673            5,952
                 Total Current Assets                      95,613           82,901
        Deferred Debits and Other Non-Current Assets      101,896          111,789
                        Total Assets                  $   756,403      $   756,045

        LIABILITIES AND CAPITALIZATION
        Capitalization:
              Common Stock, $25 Par Value             $    72,284      $    72,284
              Other Paid-In Capital                        47,249           47,249
              Common Stock Expense                            (43)             (43)
              Retained Earnings                           119,220          105,574
                 Total Common Equity                      238,710          225,064
              Redeemable Preferred Stock - Net             29,665           29,665
              Preferred Stock Redemption Cost              (3,687)          (4,408)
              Long-Term Debt - Net                        222,290          229,224
                 Total Capitalization                     486,978          479,545

        Current Liabilities:
              Long-Term Debt Due Within One Year           42,000           35,000
              Accounts Payable - Associated Companies       3,843            5,749
                               - Other                     22,966           24,578
              Taxes Accrued                                   761            1,411
              Interest Accrued                              5,790            5,486
              Other Current Liabilities                     6,705           16,360
                 Total Current Liabilities                 82,065           88,584
        Deferred Credits and Other Non-Current Liabilities 63,899           68,260
        Accumulated Deferred Taxes                        123,461          119,656
                 Total Liabilities and Capitalization $   756,403      $   756,045

See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)
                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,

                                                  1995         1994         1995         1994
        Operating Revenues                     $ 107,854    $ 108,154    $ 318,588    $ 320,544
        Operating Expenses:
           Fuel                                  24,970       24,077       70,893       70,458
           Purchased Power                       30,570       33,105       94,015       90,829
           Other Operation and Maintenance       23,172       24,385       70,924       74,207
           Voluntary Retirement Incentive                                   2,413
           Depreciation and Amortization          6,540        6,391       19,650       19,263
           Taxes Other Than Income                2,462        2,506        7,812        8,071
           Income Taxes - Current                 4,458        2,844        9,702       10,605
                        - Deferred                  892        1,431        3,163        3,870
                 Total                           93,064       94,739       278,572      277,303
        Operating Income                         14,790       13,415       40,016       43,241
        Allowance for Other Funds
          Used During Construction                  162           56          444          167
        Other Income (Deductions) - Net             521          798        1,396        1,618
        Income Before Interest Charges           15,473       14,269       41,856       45,026
        Interest Charges:
          Interest on Long-Term Debt              4,636        4,636       13,908       13,852
          Other Interest Expense                    952          923        2,555        3,695
          Allowance for Borrowed Funds Used
            During Construction(Credit)            (129)         (61)        (353)        (212)
        Net Interest Charges                      5,459        5,498       16,110       17,335
        Net Income                               10,014        8,771       25,746       27,691
        Preferred Dividend Requirements             497          496        1,491        1,490
        Consolidated Net Earnings              $  9,517     $  8,275     $ 24,255     $ 26,201

 See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                  Nine Months Ended
                                                                    September 30,

                                                                  1995         1994

        CASH FLOW FROM OPERATING ACTIVITIES:

        Net Income                                            $  25,746    $  27,691
        Adjustments to Reconcile Net Income to Net
           Cash Provided from Operating Activities:
              Depreciation and Amortization                      22,934       21,811
              Amortization of Nuclear Fuel                        2,774        2,225
              Deferred Taxes                                      3,113        3,820
              Investment Tax Credit, Net                           (707)        (690)
              Allowance for Other Funds
                 Used During Construction                          (444)        (167)
              Other - Net                                         2,672       (1,644)
        Change in Operating Assets and Liabilities              (19,560)       2,600
        Net Cash Provided From Operating Activities              36,528       55,646

        CASH FLOW FROM INVESTING ACTIVITIES:

           Construction Expenditures                            (18,478)     (15,632)
        Net Cash (Used in) Investing Activities                 (18,478)     (15,632)

        CASH FLOW FROM FINANCING ACTIVITIES:
           Common Stock Dividends Paid to EUA                    (9,888)     (20,731)
           Preferred Dividends Paid                              (1,491)      (1,491)
           Premium on Reacquisition & Financing Expenses                         (62)
        Net Cash (Used in) Financing Activities                 (11,379)     (22,284)
        Net Increase in Cash and Temporary
           Cash Investments                                       6,671       17,730
        Cash and Temporary Cash Investments at
           Beginning of Period                                   11,265          697
        Cash and Temporary Cash Investments at
           End of Period                                      $  17,936    $  18,427

        Supplemental disclosures of cash flow information:
           Cash paid during the period for:
              Interest (Net of Capitalized Interest)          $  13,279    $  13,291
              Income Taxes                                    $   5,391    $  12,292

 See accompanying notes to consolidated condensed financial statements.

                             EASTERN_EDISON_COMPANY
              NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


      The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1994 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1995.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. Certain reclassifications have been made to prior period financial statements to conform with current classifications.

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

Note C - Commitments and Contingencies:

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

Overview

      Consolidated Net Earnings for the three and nine months ended September 30, 1995 were $9.5 million and $24.3 million, respectively, as compared to $8.3 million and $26.2 million for the respective periods of a year ago. The third quarter increase was due primarily to decreased operation and maintenance expenses resulting from on going savings related to the voluntary retirement incentive offer, as discussed below, and other cost control efforts. The year-to-date period of 1995 includes a one-time charge of approximately $1.5 million, on an after tax basis, related to the voluntary retirement incentive offer. Also impacting 1995 earnings was Montaup's $13.9 million annual wholesale rate reduction effective May 21, 1994. Offsetting these year-to-date impacts somewhat were lower litigation expenses resulting from favorable court decisions rendered in 1995, lower interest expense and successful cost control efforts including ongoing savings of the voluntary retirement incentive.

Kilowatthour Sales

       A 2.2% increase in retail sales in the third quarter of 1995 coupled with the 1.4% increase in second quarter sales offset dismal first quarter sales results. For the year-to-date period, retail sales were relatively flat compared to those of the same period of 1994. Increases in kWh sales to industrial customers of 3.1% in the year-to-date period, however, is an indication of economic recovery in the Company's service territory. Despite this strong sales performance, the Company anticipates a continuing slow economic recovery for the foreseeable future. Total Energy sales for the three and nine months ended September 30, 1995 decreased 10.4% and 23.0%, respectively, due mainly to decreased energy sales to the New England Power Pool and decreased short-term unit contract energy sales. Power purchase contracts of Montaup totaling 41 MW which expired in October 1994 resulted in lower kilowatthours available to Montaup for interchange and short-term energy sales. These interchange and short-term energy sales essentially recover fuel costs only and have little or no earnings impact.

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

Operating_Revenues

      Operating Revenues for the third quarter and year-to-date periods ended September 30, 1995 decreased by approximately $0.3 million and $2.0 million, respectively, as compared to the same period in 1994. The third quarter change was due primarily to lower purchased power, fuel and Conservation and Load Management (C&LM) expense recoveries aggregating $1.6 million offset by increased Eastern Edison base rate recoveries aggregating approximately $0.7 million related to the increase in kWh sales, for the period and increases in other operating revenues of Eastern Edison and Montaup. The year-to-date change is primarily due to decreased C&LM expense recoveries of $2.6 million and the negative impact of Montaup's wholesale rate reduction implemented on May 21, 1994 offset somewhat by increased purchased power and fuel expense recoveries aggregating $3.2 million.

Operations_Expense

      Fuel expense increased by $0.9 million or 3.7% and $0.4 million or almost 1.0% for the third quarter of 1995 and year-to-date periods, respectively, as compared to the same periods in 1994. These changes were caused by the increases of 12.5% and 17.2% in the average cost of fuel offset by decreases in total energy generated and purchased of 10.4% and 23.0% for the quarter and year-to-date periods, respectively.

      Purchased Power demand expense for the third quarter and for the year-to-date period ended September 30, 1995 decreased approximately $2.5 million or 7.7% and increased $3.2 million or 3.5%, respectively, as compared to the same periods in 1994. The third quarter change was primarily due to a decrease of approximately $1.7 million related to purchase power contracts totaling 41 MW which expired in October 1994, and decreased purchases from other power suppliers or $0.8 million. The year-to-date increase is due primarily to the impact of Newport's purchased power contracts assumed by Montaup effective May 21, 1994 coincident with Newport becoming an all-requirements customer of Montaup, aggregating approximately $5.3 million and increased billings from the Ocean State Power Project and the Yankee nuclear units aggregating $5.6 million. These increases were offset somewhat by decreases of approximately $6.0 million resulting from the previously mentioned purchase power contract expirations and a $1.7 million reduction in purchases from other power suppliers.

      Other Operation and Maintenance expenses for the third quarter and nine months ended September 30, 1995 decreased by approximately $1.2 million or 5.0% and $3.3 million or 4.6%, respectively, from the same periods in 1994. The third quarter change was due primarily to lower C&LM and FAS106 expenses aggregating $1.3 million. The year-to-date decrease includes lower C&LM expense totaling $2.7 million and decreased direct controllable expenses aggregating $2.1 million, which includes the on-going savings related to the VRI offer. Offsetting these year-to date decreases somewhat were increases in Montaup power contract expenses and jointly owned unit expenses totaling $1.2 million.

Interest Charges

      Net interest charges were relatively unchanged for the third quarter of 1995 and decreased by $1.1 million for nine months ended September 30, 1995 as compared to the same periods in 1994. Other Interest expense was greater in 1994 due to interest expense provisions recorded in June 1994 aggregating $1.0 million related to Internal Revenue Service audits.

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

      On August 16, 1995, the MDPU issued an order (the "MDPU Order") in Docket No. 95-30, the MDPU's investigation into electric industry restructuring. The MDPU Order develops principles that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation where competition cannot exist. The MDPU Order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers' choice of generation services. The MDPU Order also provides for the principle of recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

      Each investor-owned utility will be required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered, with an initial group of utilities required to file within six months of the date of the Order and a second group required to file within the three months of the MDPU's orders on the first group of submissions. Eastern Edison Company is in the second group and is currently preparing a plan for submission.


Liquidity_and_Sources_of_Capital

      Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

      Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At September 30, 1995 and at December 31, 1994 these unused EUA System short-term lines of credit amounted to approximately $121.3 million and $118.3 million, respectively. The Company had no outstanding short-term debt at September 30, 1995 and December 31, 1994, respectively.

      The Company's year-to-date September 30, 1995 internally generated funds amounted to $42.2 million while its cash construction requirements for the same period were $18.5 million.


                          PART II -- OTHER INFORMATION


Item_6.  Exhibits_and_Reports_on_Form_8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K

      -  None filed in the quarter ended September 30, 1995


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                                     Eastern_Edison_Company___________
                                          (Registrant)



Date:  November 13,_1995             /s/Richard_M._Burns_______________
                                     Richard_M._Burns,_Vice_President
                                       (on_behalf_of_the_Registrant_and
                                         as Chief_Accounting_Officer)