Form 10-Q
period 1996-03-31
EASTERN EDISON CO
filed 1996-05-15
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1996

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

              Class                          Outstanding at April 30, 1996
       Common Shares, $25 par value                   2,891,357 shares

         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED BALANCE SHEETS
    (In Thousands)

   ASSETS                                          March 31,         December 3     1,
                                                      1996             1995
   Utility Plant in Service                        $   795,510      $   795,200
   Less:  Accumulated Provision for Depreciation
               and Amortization                        247,997          241,673
         Net Utility Plant in Service                  547,513          553,527
   Construction Work in Progress                         7,039            3,506
         Net Utility Plant                             554,552          557,033
   Current Assets:
         Cash and Temporary Cash Investments             6,794              533
         Accounts Receivable - Associated Companies     21,440           25,861
                             - Other                    36,754           37,236
         Fuel, Materials and Supplies                    9,312           11,322
         Other Current Assets                            4,471            4,170
            Total Current Assets                        78,771           79,122
   Deferred Debits and Other Non-Current Assets        102,381          103,043
                   Total Assets                    $   735,704      $   739,198

   LIABILITIES AND CAPITALIZATION
   Capitalization:
         Common Stock, $25 Par Value               $    72,284      $    72,284
         Other Paid-In Capital                          47,249           47,249
         Common Stock Expense                              (43)             (43)
         Retained Earnings                             125,821          124,878
            Total Common Equity                        245,311          244,368
         Redeemable Preferred Stock - Net               29,665           29,665
         Preferred Stock Redemption Cost                (3,207)          (3,447)
         Long-Term Debt - Net                          222,335          222,313
            Total Capitalization                       494,104          492,899

   Current Liabilities:
         Long-Term Debt Due Within One Year              7,000            7,000
         Notes Payable                                                    4,158
         Accounts Payable - Associated Companies         4,746            3,913
                          - Other                       20,720           27,242
         Taxes Accrued                                   7,711            3,219
         Interest Accrued                                4,701            4,999
         Other Current Liabilities                      10,826            8,435
            Total Current Liabilities                   55,704           58,966
   Deferred Credits and Other Non-Current Liabilities   57,036           58,567
   Accumulated Deferred Taxes                          128,860          128,766
            Total Liabilities and Capitalization   $   735,704      $   739,198

 See accompanying notes to consolidated condensed financial statements.

  EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (In Thousands)
                                                          Three Months Ended
                                                               March 31,
                                                           1996         1995
 Operating Revenues                                     $ 105,019    $ 106,319
 Operating Expenses:
    Fuel                                                  23,193       22,282
    Purchased Power                                       29,972       31,976
    Other Operation and Maintenance                       22,759       23,109
    Depreciation and Amortization                          6,729        6,555
    Taxes  - Other Than Income                             2,865        2,881
           - Current Income                                5,350        3,229
           - Deferred Income (Credit)                        (23)       2,186
          Total                                           90,845       92,218
 Operating Income                                         14,174       14,101
 Allowance for Other Funds
   Used During Construction                                   37          131
 Other Income (Deductions) - Net                             493          331
 Income Before Interest Charges                           14,704       14,563
 Interest Charges:
   Interest on Long-Term Debt                              3,837        4,636
   Other Interest Expense                                    941          724
   Allowance for Borrowed Funds Used
     During Construction (Credit)                            (52)         (92)
 Net Interest Charges                                      4,726        5,268
 Net Income                                                9,978        9,295
 Preferred Dividend Requirements                             497          497
 Consolidated Net Earnings                              $  9,481     $  8,798


 See accompanying notes to consolidated condensed financial statements.

   EASTERN EDISON COMPANY
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (In Thousands)




                                                         Three Months Ended
                                                             March 31,

                                                          1996         1995
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                            $   9,978    $   9,295
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                       7,211        7,408
      Amortization of Nuclear Fuel                          637        1,205
      Deferred Taxes                                        (40)       2,170
      Investment Tax Credit, Net                           (235)        (236)
      Allowance for Other Funds Used During Construction    (37)        (131)
      Other - Net                                        (1,352)        (243)
Change in Operating Assets and Liabilities                7,507       (7,956)
Net Cash Provided From Operating Activities              23,669       11,512

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                             (4,455)      (8,710)
Net Cash (Used in) Investing Activities                  (4,455)      (8,710)

CASH FLOW FROM FINANCING ACTIVITIES:
   Common Stock Dividends Paid to EUA                    (8,298)      (7,315)
   Preferred Dividends Paid                                (497)        (497)
   Net (Decrease) in Short-Term Debt                     (4,158)
Net Cash (Used in) Financing Activities                 (12,953)      (7,812)
Net Increase (Decrease) in Cash and Temporary
   Cash Investments                                       6,261       (5,010)
Cash and Temporary Cash Investments at
   Beginning of Period                                      533       11,265
Cash and Temporary Cash Investments at
   End of Period                                      $   6,794    $   6,255

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)          $   4,159    $   4,060
      Income Taxes                                    $   1,070    $   1,422

 See accompanying notes to consolidated condensed financial statements.

                       EASTERN EDISON COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1995 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

Note B - Results shown above for the respective interim periods are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

Note C- Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          Montaup Electric Company (Montaup), the wholesale generation subsidiary of Eastern Edison, has a 4.01% ownership interest in Millstone 3, an 1154-MW nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone 3, and on March 30, 1996, Northeast determined to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          The NRC has raised issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including a 582-MW unit owned by Connecticut Yankee
          Atomic Power Company, in which Montaup has 4.5% ownership share.

          In April 1996 Northeast reported that the NRC will require, among other things, certain technical issues to be resolved before Millstone 3 can be restarted, and that Northeast's management cannot predict when Millstone 3 will return to service or the amount of the incremental direct costs which will be incurred to address the issues raised by the NRC.

          While Millstone 3 is out of service, Montaup will incur incremental replacement power costs estimated at $0.4 million to $0.8 million per month. Montaup would bill its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover Montaup's share of the incremental direct costs incurred by Northeast. Northeast has not yet estimated such costs but it is likely Montaup would be billed for its 4.01% share of such costs.

          Northeast reported that the NRC has requested certain information concerning the 582-MW nuclear unit owned by Connecticut Yankee Atomic Power Company, but that the NRC letter requesting the information does not currently require that the requested information be provided prior to restarting the unit, were it to shut down.

          Eastern Edison cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. Eastern Edison is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone 3 and Connecticut Yankee Atomic Power Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations


     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the first quarter of 1996 were $9.5 million, a 7.8% increase over first quarter 1995 net earnings of $8.8 million. This change reflects a 6.6% increase in retail kilowatthour (kWh) sales due largely to colder weather in this year's first quarter. Also impacting 1996's 1st quarter earnings was lower interest expense resulting from debt issues which matured in 1995. Partially offsetting these positive impacts were restoration expenses related to a series of storms which produced record-setting snows in the winter of 1996.

Operating Revenues

     Operating Revenues decreased $1.3 million to $105.0 million in the first quarter of 1996 compared to the same period in 1995. This decrease is primarily due to recoveries of decreased purchased power and conservation and load management expenses aggregating $3.5 million. Offsetting this decrease somewhat were recoveries of increased fuel expenses and increased base rate revenues resulting from the kWh sales increase.

Operating Expenses

     Fuel expense for the first quarter of 1996 as compared to the same period in 1995 increased $0.9 million or 4.1%. This increase was due primarily to increased kWh sales and requirements offset somewhat by a 2.7% decrease in the average cost of fuel.

     Purchased Power expense for the first quarter of 1996 decreased approximately $2.0 million or 6.3% as compared to the same period in 1995. Higher maintenance costs billed to Montaup by the Maine Yankee and Connecticut Yankee plants in 1995's first quarter were primarily responsible for this change.

     Other Operation and Maintenance (O&M) expenses for the first quarter of 1996 decreased approximately $0.4 million from the same period in 1995. This decrease is due primarily to a decrease in conservation and load management expenses of approximately $1.5 million offset somewhat by increased storm restoration expenses and increased employee benefits expensed as a result of decreased capitalized costs in this year's first quarter.

Interest Charges

     Interest expense on long term debt decreased by $0.8 million in the first quarter of 1996 due primarily to the December 1995 maturity of $25 million of 9-9 1/4% Unsecured Medium Term Notes and $10 million of 8.9% First Mortgage and Collateral Trust Bonds of Eastern Edison Company.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At March 31, 1996, these unused EUA System short-term lines of credit amounted to approximately $108 million. Eastern Edison and Montaup had no short-term debt outstanding at March 31, 1996. In the first quarter of 1996, internally generated funds amounted to $8.6 million while cash construction requirements for the same period were $4.5 million.

Electric Utility Industry Restructuring

     The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

     In 1995, Eastern Edison, Blackstone and Newport participated with collaborative groups in their respective states consisting of other utilities, industrial users, environmental groups and consumer advocates in submitting similar sets of interdependent principles with their respective state regulatory commissions addressing electric utility industry restructuring. These filings were intended to be statements of the consensus position by the signatories of the principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. Each set of principles was submitted on the condition they be approved in full by the respective Commissions.

     The Rhode Island Public Utilities Commission (RIPUC) accepted all but one of the principles submitted by the Rhode Island Collaborative with minor modifications to certain language in others and added a new principle which supports negotiation (as opposed to litigation) to resolve conflicts as restructuring moves forward and directed the Rhode Island Collaborative to proceed with negotiations on the issues presented in the principles and to submit a progress report, which was submitted in February 1996. The one principle that was not accepted provided for subsidization of renewable energy sources.

     In February 1996 a bill was introduced in the Rhode Island legislature that, if enacted, would allow customer choice of electricity supplier commencing January 1, 1998 for large industrial customers and phasing in all customers by January 1, 2001. The proposed legislation also provides for recovery of "stranded investments" through a transition charge initially set at three cents per kWh.

     EUA believes that the development of the proposed legislation should have been conducted in a public forum so that all interested stakeholders could have participated. However, EUA believes that competition, if done right, whether through legislation or regulation can benefit customers. There are substantial issues about the proposed legislation which EUA is currently reviewing.

     In August 1995, the Massachusetts Department of Public Utilities (MDPU) issued an order enumerating principles, similar to those submitted by the Massachusetts Collaborative, that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of electric service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation for distribution services where regulation will still exist. This order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers choice of generation services. The order also provides for the principle of recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

     Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered. The initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals and is awaiting MDPU review.

     On May 1, 1996 the MDPU issued proposed rules for the restructuring of the electric industry which are intended to reduce electricity costs over time and provide broad customer choice of electric supplier promoting full and fair competition in the generation of electricity. These proposed rules, which amplify the principles set forth in the August 1995 order, were issued for public comment and hearing before final rules are adopted in September 1996. The proposed rules provide for, among other things:

      - an independent system operator of the regional transmission system in New England operating within established reliability standards and a power exchange which would facilitate a short -term pool for energy transactions;

      - functional separation of electric companies into generation, transmission and distribution corporate entities;

      - a reasonable opportunity for recovery of net, non-mitigable stranded costs periodically subject to some degree of reconciliation;

      - a price cap system for performance based regulation of electric distribution companies;

      - distribution company obligation to provide electric distribution service to all customers within its service territory;

      - environmental protection and support for renewable energy resources and energy efficiency;

      - implementation of unbundled rates beginning January 1, 1997 and a competitive generation market by January 1, 1998;

   The order also encourages settlements of outstanding company specific electric restructuring filings discussed above. EUA is currently reviewing the order and will continue to be an active participant in this proceeding.

   In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with the Rhode Island and Massachusetts Collaboratives. The plan proposes, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales and; a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The company believes the plan, which requires participation by all New England parties, satisfies the principles adopted in both Rhode Island and Massachusetts, and provides a fair and equitable transition to a competitive electric utility marketplace for all parties.

   Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. Eastern Edison believes that its operations continue to meet the criteria established in these accounting standards. Effects of legislation and/or regulatory initiatives or EUA's own initiatives such as "Choice and Competition" could ultimately cause Eastern Edison to no longer follow these accounting rules. In such an event, a non-cash write-off of regulatory assets and liabilities could be required at that time.

   In addition, if legislative or regulatory changes and/or competition result in electric rates which do not fully recover the Company's costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS121) issued in March 1995, effective for fiscal year 1996.

                     PART II -- OTHER INFORMATION


Item 5.  Other Information

   On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued orders on its March 24, 1995 Notice of Proposed Rulemaking (NOPR). FERC's purpose in proposing the new rules was to encourage competition in the bulk power market. The FERC's April 24th actions include:

      -   order No. 888    , a final rule requiring open access transmission
          and requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of the tariff;

      - recovery of prudently incurred stranded costs by public utilities and transmitting utilities;

      - order No. 889, a final rule requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). Utilities must obtain information about their transmission the same way as their competitors through the OASIS;

      - a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

   Open-access transmission tariffs for point-to-point and network service filed with FERC by Montaup in February 1996 became effective April 21, 1996 subject to refund. Montaup believes these tariffs, scheduled for review by FERC later in 1996, to be in compliance with FERC's April 24th rulings. EUA remains committed to achieving a fair and equitable transition to a competitive electric utility marketplace.


Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits - None

     (b) Reports on Form 8-K - On April 11, 1996, the Registrant filed a current report of form 8-K with respect to Item 5 (Other Events).



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Eastern Edison Company
                                     (Registrant)


Date:  May 15, 1996                  /s/Clifford J. Hebert, Jr.
                                     Clifford J. Hebert, Jr., Treasurer
                                     (on behalf of the Registrant and
                                     as Principal Financial Officer)