Form 10-Q
period 1996-06-30
EASTERN EDISON CO
filed 1996-08-14
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1996

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

              Class                          Outstanding at July 31, 1996
       Common Shares, $25 par value                   2,891,357 shares

         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements
EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

ASSETS                                           June 30,         December 3        1,
                                                   1996             1995
Utility Plant in Service                      $   796,290      $   795,200
Less:  Accumulated Provision for Depreciation
            and Amortization                      253,652          241,673
      Net Utility Plant in Service                542,638          553,527
Construction Work in Progress                      12,483            3,506
      Net Utility Plant                           555,121          557,033
Current Assets:
      Cash and Temporary Cash Investments           1,954              533
      Accounts Receivable - Associated Companies   25,228           25,861
                          - Other                  35,297           37,236
      Fuel, Materials and Supplies                  9,490           11,322
      Other Current Assets                          4,840            4,170
         Total Current Assets                      76,809           79,122
Deferred Debits and Other Non-Current Assets      100,944          103,043
                Total Assets                  $   732,874      $   739,198

LIABILITIES AND CAPITALIZATION
Capitalization:
      Common Stock, $25 Par Value             $    72,284      $    72,284
      Other Paid-In Capital                        47,249           47,249
      Common Stock Expense                            (43)             (43)
      Retained Earnings                           122,833          124,878
         Total Common Equity                      242,323          244,368
      Redeemable Preferred Stock - Net             29,665           29,665
      Preferred Stock Redemption Cost              (2,966)          (3,447)
      Long-Term Debt - Net                        222,358          222,313
         Total Capitalization                     491,380          492,899

Current Liabilities:
      Long-Term Debt Due Within One Year            7,000            7,000
      Notes Payable                                                  4,158
      Accounts Payable - Associated Companies       4,978            3,913
                       - Other                     23,308           27,242
      Taxes Accrued                                 5,126            3,219
      Interest Accrued                              4,988            4,999
      Other Current Liabilities                    11,527            8,435
         Total Current Liabilities                 56,927           58,966
Deferred Credits and Other Non-Current Liabilities 55,511           58,567
Accumulated Deferred Taxes                        129,056          128,766
         Total Liabilities and Capitalization $   732,874      $   739,198

 See accompanying notes to consolidated condensed financial statements.


  EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (In Thousands)

                                          Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          1996         1995         1996         1995

Operating Revenues                       91,847     $ 104,415    $ 196,866    $ 210,734
Operating Expenses:
   Fuel                                  17,462       23,641       40,655       45,923
   Purchased Power                       28,599       31,469       58,571       63,445
   Other Operation and Maintenance       22,741       24,643       45,500       47,752
   Voluntary Retirement Incentive             0        2,413            0        2,413
   Depreciation and Amortization          6,729        6,555       13,458       13,110
   Taxes  - Other Than Income             2,783        2,469        5,648        5,350
          - Current Income                2,996        2,015        8,346        5,244
          - Deferred Income                  79           85           56        2,271
         Total                           81,389       93,290       172,234      185,508
Operating Income                         10,458       11,125       24,632       25,226
Allowance for Other Funds
  Used During Construction                   58          151           95          282
Other Income (Deductions) - Net             483          544          976          875
Income Before Interest Charges           10,999       11,820       25,703       26,383
Interest Charges:
  Interest on Long-Term Debt              3,836        4,636        7,673        9,272
  Other Interest Expense                    827          879        1,768        1,603
  Allowance for Borrowed Funds Used
    During Construction (Credit)            (88)        (132)        (140)        (224)
Net Interest Charges                      4,575        5,383        9,301       10,651
Net Income                                6,424        6,437       16,402       15,732
Preferred Dividend Requirements             497          497          994          994
Consolidated Net Earnings                 5,927     $  5,940     $ 15,408     $ 14,738

 See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                          Six Months Ended
                                                             June 30,
                                                          1996         1995
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                            $  16,402    $  15,732
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                      14,329       15,705
      Amortization of Nuclear Fuel                        1,000        1,936
      Deferred Taxes                                         22        2,237
      Investment Tax Credit, Net                           (470)        (471)
      Allowance for Other Funds Used During Construction    (96)        (282)
      Other - Net                                        (1,832)       1,697
Change in Operating Assets and Liabilities                5,853      (22,860)
Net Cash Provided From Operating Activities              35,208       13,694

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                            (11,663)     (14,694)
Net Cash (Used in) Investing Activities                 (11,663)     (14,694)

CASH FLOW FROM FINANCING ACTIVITIES:
   Common Stock Dividends Paid to EUA                   (16,972)      (8,558)
   Preferred Dividends Paid                                (994)        (994)
   Net (Decrease) Increase in Short-Term Debt            (4,158)       6,087
Net Cash (Used in) Financing Activities                 (22,124)      (3,465)
Net Increase (Decrease) in Cash and Temporary
   Cash Investments                                       1,421       (4,465)
Cash and Temporary Cash Investments at
   Beginning of Period                                      533       11,265
Cash and Temporary Cash Investments at
   End of Period                                      $   1,954    $   6,800

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)          $   7,657    $   9,155
      Income Taxes                                    $   6,970    $   3,584

 See accompanying notes to consolidated condensed financial statements.

                       EASTERN EDISON COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1995 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The Company occasionally makes projections of expected future performance or statements of its plans, objectives and new business opportunities which are forward-looking statements under federal securities law. Actual results could differ materially from those discussed and there can be no assurance that such estimates of future results could be achieved.

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

Note C-   Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          Montaup Electric Company (Montaup), the wholesale generation subsidiary of Eastern Edison, has a 4.01% ownership interest in Millstone III, an 1154-MW nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III, and on March 30, 1996, Northeast determined to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          The NRC has raised issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including a 582-MW Nuclear unit owned by Connecticut Yankee Atomic Power Company (Connecticut Yankee), in which Montaup has 4.5% ownership share.

          In July 1996 Northeast reported that it has been responding to a series of requests from the NRC seeking assurance that the Millstone III unit will be operated in accordance with the terms of its operating license and other NRC requirements and regulations and dealing with a series of issues that Northeast has identified in the course of these reviews. Providing these assurances and addressing these issues will be components of an Operational Readiness Plan (ORP) to be developed for the Millstone III unit. The ORP for Millstone III was submitted to the NRC on July 2, 1996 and is presently being implemented.

          Northeast now estimates that it will fully implement the Millstone III ORP during October 1996. Following implementation of the ORP, Northeast expects to file a letter with the NRC expressing its belief that the unit is ready to restart. This letter will be followed by extensive NRC staff inspections. The NRC Commissioners will then have to affirmatively vote to allow restart.

          On August 6, 1996, the NRC indicated that it will require an independent review team to evaluate corrective actions taken by Northeast before the Millstone III unit will be allowed to restart.

          The most recent Northeast estimate of incremental direct costs related to the outage of Millstone III is approximately $41 million. Montaup's share is $1.6 million, about half of which has been incurred through June.

          While Millstone III is out of service, Montaup will incur incremental replacement power costs estimated at $0.4 million to $0.8 million per month. Montaup bills its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission
          (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover Montaup's share of the incremental direct costs incurred by Northeast.

          Eastern Edison cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. Eastern Edison is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone III.

          The Connecticut Yankee Nuclear Unit was taken off-line in July because of issues related to certain containment air recirculation and service water systems. At the time the unit was taken off-line, it was anticipated that it would return to service in August.

          On August 2, the NRC informed Connecticut Yankee that until their safety questions were satisfied, the Connecticut Yankee Unit could not return to service.

          As a result of the NRC's action, Connecticut Yankee announced that it would immediately commence other maintenance work at the unit and commence the refueling outage that was scheduled to take place later in the year.

          At this time, Connecticut Yankee is unable to predict a definite restart date for the Connecticut Yankee unit.

          The NRC has commissioned a Safety Assessment Team to assess the conformance of the Maine Yankee Atomic Power Station to its design and licensing basis. Montaup holds a 3.5% ownership interest in the Maine Yankee Unit. The Assessment Team commenced their activity at the Maine Yankee site on July 15, 1996 and it is expected that the assessment will continue through early October, 1996.

          Maine Yankee is unable to predict what, if any, further actions will be required as a result of the Safety Assessment. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the second quarter of 1996 were $5.9 million, relatively unchanged as compared to the second quarter of 1995. For the six months ended June 30, 1996, net earnings were $15.4 million, a 4.6% increase over 1995's six months net earnings of $14.7 million. Increases in kilowatthour (kWh) sales of 1.6% for the second quarter and 4.2% for the six months ended June 1996, decreases in interest expense from debt issues that matured in 1995 and expense savings from the 1995 voluntary retirement incentive offer (VRI) were offset by increased expenses related to severe storms in Eastern Edison's service territory and increased legal expenses.

Kilowatthour Sales

      Retail sales increased by 1.1% and 3.7% for this year's second quarter and year-to-date periods, respectively as compared to 1995. The year-to-date increase was led by increased sales to the typically more weather sensitive residential and commercial customers of 5.6% and 2.3%, respectively. The first quarter of 1996 was significantly colder than the unusually mild first quarter of 1995, while the second quarter of this year saw a return to a more normal weather pattern. Sales to industrial customers grew 2.6% in the year-to-date period, an indication of economic recovery in the Company's service territory. Despite this strong sales performance, the Company anticipates a slow economic recovery for the foreseeable future.

Operating Revenues

     Operating Revenues for the second quarter 1996 decreased by $12.6 million as compared to second quarter of 1995. This decrease was due to recoveries of lower fuel expenses of $6.2 million, lower purchased power expenses of $2.9 million and lower conservation and load management (C&LM) expenses of $2.2 million. Also impacting revenues were decreased short-term contract demand sales of approximately $500,000. Year-to-date revenues decreased $13.9 million as compared to 1995 due to recoveries of lower fuel expenses of $5.3 million, lower purchased power expenses of $4.8 million and lower C&LM expenses of $4.1 million, and decreased short-term contract demand sales of approximately $1.2 million, offset by increased base revenues of $1.6 million resulting from the year-to-date increase in kWh sales.

Operations Expense

     Fuel expense for the second quarter and year-to-date periods decreased by approximately $6.2 million or 26.1% and $5.3 million or 11.5%, respectively as compared to the same periods in 1995. The second quarter's decrease was largely due to a 23.8% decrease in the average cost of fuel as a result of the increased use of less expensive nuclear fuel and a 3.6% decrease in total energy generated and purchased. For the year-to-date period, the decrease in fuel expense was primarily due to a 13.5% decrease in the average cost of fuel, offset by a 2.7% increase in total energy generated and purchased.

     Purchased Power demand expense for the second quarter and the six months ended June 30, 1996 decreased approximately $2.9 million or 9.1% and $4.9 million or 7.7%, respectively, as compared to the same periods in 1995. These decreases are due primarily to decreased billings from the Yankee nuclear units and the Ocean State Power Project.

     Other Operation and Maintenance expenses for the second quarter and six months ended June 30, 1996 decreased by approximately $1.9 million or 7.7% and $2.3 million or 4.7%, respectively, from the same periods in 1995. These changes were due primarily to respective period decreases in C&LM expenses of $2.1 million and $3.8 million and jointly owned unit expenses of $0.9 million and $1.4 million. The decrease in jointly owned unit expenses was mitigated by incremental outage costs of the Millstone III nuclear unit. In addition, maintenance expenses of the wholly-owned Somerset unit decreased by approximately $1.1 million in each period resulting primarily from timing of annual over-haul costs. Offsetting these decreases somewhat were respective period increases in legal expenses of $2.2 million and $2.1 and distribution expense of $0.5 million and $1.8 million related mainly to an unusual number of severe storms which struck the retail service territory in the first half of this year.

Effective Income Tax Rate

     Eastern Edison's effective income tax rate for the second quarter and six months ended June 30, 1996 increased from approximately 25.6% to 33.1% and from 32.9% to 34.3%, respectively, when compared with the same periods of a year ago due primarily to certain tax benefits realized in the second quarter of 1995.

Interest Charges

     Net interest charges decreased by $0.8 million and $1.4 million, respectively, in the second quarter and six months ended June 30, 1996 as compared to the same periods in 1995 due primarily to the December 1995 maturity of $25 million of 9-9 1/4% Unsecured Medium Term Notes and $10 million of 8.9% First Mortgage and Collateral Trust Bonds of Eastern Edison.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At June 30, 1996 and at December 31, 1995 these unused EUA System short-term lines of credit amounted to approximately $102.1 million and $110.5 million, respectively. The Company had zero short-term debt at June 30, 1996 and $4.2 million of short-term debt outstanding at December 31, 1995, respectively.

     The Company's year-to-date June 30, 1996 internally generated funds available after the payment of dividends amounted to $13.2 while its cash construction requirements for the same period were $11.7.

Electric Utility Industry Restructuring

     The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

     In 1995, Eastern Edison, Blackstone and Newport participated with collaborative groups in their respective states consisting of other utilities, industrial users, environmental groups, governmental agencies and consumer advocates in submitting similar sets of interdependent principles to their respective state regulatory commissions which were addressing electric utility industry restructuring. These filings were intended to be statements of the consensus position by the signatories of the principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. Each set of principles was submitted on the condition they be approved in full by the respective state regulators.

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

     On March 5, 1996 the RIPUC required electric utilities subject to their jurisdiction to file electric industry restructuring plans. On April 19, 1996 both Blackstone and Newport filed a restructuring plan called "Choice and Competition", described below. Hearings on the restructuring plans submitted to the RIPUC were to have started on August 12, 1996. In view of the restructuring legislation (described below) passed into law on August 7, 1996, however, the RIPUC terminated its restructuring proceedings.

     On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. Load, accounting for no more than 10% of total electric distribution company's kWh sales is to be released to retail access under this provision. An additional 10% of kWh sales is released to retail access by permitting municipal and smaller manufacturers to choose an electricity supplier commencing January 1, 1998. By July 1, 1998 or sooner, all customers will have retail access. This legislation provides for recovery of "stranded costs" through a non-by-passable transition charge initially set at 2.8 cents per kWh. The transition charge covers costs of regulatory assets; nuclear decommissioning; above market payments to power suppliers; and depreciated generation net of its market value. Nuclear decommissioning costs and above market payments to power suppliers will be reconciled to actual costs annually and the transition charge will be spread over the period from July 1, 1997 through December 31, 2009.

     The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy Regulatory Commission
(FERC), the RIPUC, and the Securities and Exchange Commission.

     EUA believes that the URA settles much of the uncertainty regarding "stranded cost" recovery related to serving the customers of Blackstone and Newport.

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

     Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered. The initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals. On March 15, 1996, the MDPU issued a Notice of Inquiry (NOI) Rulemaking on electric industry restructuring. The NOI incorporated by reference the restructuring proposals previously submitted pursuant to the MDPU's earlier order. In its NOI order the MDPU indicated that it planned to issue draft rules to provide more specific guidance on the framework of a restructured electric industry.

     On May 1, 1996 the MDPU issued its proposed rules for the restructuring of the electric industry. The MDPU stated the rules are intended to reduce electricity costs over time and provide broad customer choice of electric supplier promoting full and fair competition in the generation of electricity. These proposed rules, which amplify the principles set forth in the August 1995 order, were issued for public comment and hearing. Final rules were originally scheduled to be issued in September 1996. On August 9, 1996 the MDPU issued a notice extending the issuance date of the final rules. The MDPU goal is to issue final rules by the end of the calendar year 1996. The May 1st proposed rules provide for, among other things:

     - an independent system operator of the regional transmission system in New England operating within established reliability standards and a power exchange which would facilitate a short-term pool for energy transactions;

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

     The order also encourages settlements of outstanding company specific electric restructuring filings discussed above. The Company participated in hearings which were held in June and July, and on August 2, 1996, filed comments and responded to MDPU discovery. The Company cannot predict the ultimate outcome of this issue.

     In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with the Rhode Island and Massachusetts Collaboratives. The plan proposed, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales and; a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The keystone to "Choice and Competition" was the adoption of common electric utility restructuring implementation for the New England states operating with the region's power pool. As different restructuring initiatives surfaced from state regulatory agencies and state legislatures, it became apparent that a New England region-wide approach to restructuring would be unlikely. Thus, major elements of the "Choice and Competition" proposal have been substantially modified to reflect that state by state, rather than regional, plans will be adopted.

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations continue to meet the criteria established in these accounting standards.

     However, the potential exists that the final outcome of state and federal agency determinations could require the Company to no longer follow these accounting rules. Current or future regulatory proposals regarding the electric delivery business and the recovery of the the Company's utility plant, stranded investment, and regulatory assets could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71).
Should it be required to discontinue the application of FAS71, the Company would be required to take an immediate write down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71."

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

                    PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (the PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demand for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that only $170,000 were due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counter claims in excess of $20 million and a request for treble damages. The Company intends to vigorously defend itself from the counter claims. The Company cannot determine the outcome of this proceeding at this time.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) A Consent to Action in Lieu of a Special Meeting of Stockholders (Consent to Action) was executed April 17, 1996 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Special Meeting of Stockholders.

          (b) The Board of Directors as previously reported to the Securities and Exchange Commission was re-elected in its entirety.

          (C) The only matters voted on in the Consent to Action were the election of directors and the election of Clifford J. Hebert, Jr. to continue as Treasurer and Clerk.

Item 5. Other Information

   On April 24, 1996, FERC issued orders on its March 24, 1995 Notice of Proposed Rulemaking (NOPR). FERC's purpose in proposing the new rules was to encourage competition in the bulk power market. The FERC's April 24th actions include:

     - order No. 888, a final rule requiring open access transmission and requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of the tariff;

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

   Open-access transmission tariffs for point-to-point and network service filed with FERC by Montaup in February 1996 have been approved and became effective April 21, 1996 for a period of at least one year. These tariffs are in compliance with FERC's April 24th rulings. The Company remains committed to achieving a fair and equitable transition to a competitive electric utility marketplace.

 Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

   - None filed in the quarter ended June 30, 1996


                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Eastern Edison Company

                              (Registrant)



Date:  August 14, 1996        /s/ Clifford J. Hebert, Jr.
                              Clifford J. Hebert, Jr., Treasurer
                              (on behalf of the Registrant and
                              as Principal Financial Officer)