Form 10-Q
period 1996-09-30
EASTERN EDISON CO
filed 1996-11-14
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    September 30, 1996

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

              Class                          Outstanding at October 31, 1996
       Common Shares, $25 par value                   2,891,357 shares

         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

ASSETS                                          September 30,   December 31,
                                                    1996           1995
Utility Plant in Service                        $   797,954    $   795,200
Less:  Accumulated Provision for Depreciation
            and Amortization                        258,842        241,673
  Net Utility Plant in Service                      539,112        553,527
Construction Work in Progress                        17,816          3,506
  Net Utility Plant                                 556,928        557,033
Current Assets:
  Cash and Temporary Cash Investments                 3,355            533
  Accounts Receivable - Associated Companies         26,634         25,861
                      - Other                        35,783         37,236
  Fuel, Materials and Supplies                       10,425         11,322
  Other Current Assets                                4,461          4,170
         Total Current Assets                        80,658         79,122
Deferred Debits and Other Non-Current Assets         99,836        103,043
                Total Assets                    $   737,422    $   739,198

LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Stock, $25 Par Value                   $    72,284    $    72,284
  Other Paid-In Capital                              47,249         47,249
  Common Stock Expense                                  (43)           (43)
  Retained Earnings                                 122,380        124,878
     Total Common Equity                            241,870        244,368
  Redeemable Preferred Stock - Net                   29,665         29,665
  Preferred Stock Redemption Cost                    (2,774)        (3,447)
  Long-Term Debt - Net                              222,380        222,313
     Total Capitalization                           491,141        492,899

Current Liabilities:
  Long-Term Debt Due Within One Year                                 7,000
  Notes Payable                                                      4,158
  Accounts Payable - Associated Companies             5,421          3,913
                                - Other              24,131         27,242
  Taxes Accrued                                       9,561          3,219
  Interest Accrued                                    4,704          4,999
  Other Current Liabilities                          18,585          8,435
     Total Current Liabilities                       62,402         58,966
Deferred Credits and Other Non-Current Liabilities   54,126         58,567
Accumulated Deferred Taxes                          129,753        128,766
         Total Liabilities and Capitalization   $   737,422    $   739,198

 See accompanying notes to consolidated condensed financial statements.

 EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)
                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,

                                          1996       1995         1996         1995
Operating Revenues                     $ 101,671  $ 107,854    $ 298,537    $ 318,588
Operating Expenses:
   Fuel                                  25,903     24,970       66,558       70,893
   Purchased Power                       27,463     30,570       86,034       94,015
   Other Operation and Maintenance       23,798     23,172       69,298       70,924
   Voluntary Retirement Incentive             0          0            0        2,413
   Depreciation and Amortization          6,734      6,540       20,192       19,650
   Taxes - Other than Income              2,535      2,462        8,183        7,812
   Income Taxes - Current                 3,118      4,458       11,464        9,702
                - Deferred                  580        892          636        3,163
         Total                           90,131     93,064       262,365      278,572
Operating Income                         11,540     14,790       36,172       40,016
Allowance for Other Funds
  Used During Construction                  138        162          233          444
Other Income (Deductions) - Net           1,790        521        2,766        1,396
Income Before Interest Charges           13,468     15,473       39,171       41,856
Interest Charges:
  Interest on Long-Term Debt              3,809      4,636       11,482       13,908
  Other Interest Expense                    899        952        2,667        2,555
  Allowance for Borrowed Funds Used
    During Construction(Credit)            (150)      (129)        (290)        (353)
Net Interest Charges                      4,558      5,459       13,859       16,110
Net Income                                8,910     10,014       25,312       25,746
Preferred Dividend Requirements             497        497        1,491        1,491
Consolidated Net Earnings              $  8,413   $  9,517     $ 23,821     $ 24,255


See accompanying notes to consolidated condensed financial statements.

  EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                        Nine Months Ended
                                                          September 30,

                                                       1996         1995
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                            $  25,312    $  25,746
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
    Depreciation and Amortization                        21,398       22,934
    Amortization of Nuclear Fuel                          1,310        2,774
    Deferred Taxes                                          586        3,113
    Investment Tax Credit, Net                             (704)        (707)
    Allowance for Other Funds Used During Construction     (233)        (444)
    Other - Net                                          (2,446)       2,672
Change in Operating Assets and Liabilities               15,880      (19,560)
Net Cash Provided From Operating Activities              61,103       36,528

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                            (19,986)     (18,478)
Net Cash (Used in) Investing Activities                 (19,986)     (18,478)

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemption:
        Long-Term Debt                                   (7,000)
   Common Stock Dividends Paid to EUA                   (25,646)      (9,888)
   Preferred Dividends Paid                              (1,491)      (1,491)
   Net (Decrease) in Short-Term Debt                     (4,158)
Net Cash (Used in) Financing Activities                 (38,295)     (11,379)
Net Increase in Cash and Temporary
   Cash Investments                                       2,822        6,671
Cash and Temporary Cash Investments at
   Beginning of Period                                      533       11,265
Cash and Temporary Cash Investments at
   End of Period                                      $   3,355    $  17,936

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)          $  11,665    $  13,279
      Income Taxes                                    $   7,346    $   5,391

See accompanying notes to consolidated condensed financial statements.

                      EASTERN EDISON COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern
Edison Company's (Eastern Edison or the Company) 1995 Annual
Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1996.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

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

           Note C -  Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          Millstone III:

          Montaup Electric Company (Montaup), the wholesale generation subsidiary of Eastern Edison, a wholly owned subsidiary of EUA, has a 4.01% ownership interest in Millstone III, an 1154-MW nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III, and on March 30, 1996, Northeast determined to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          The NRC has raised issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including a 582-MW Nuclear unit owned by Connecticut Yankee Atomic Power Company (Connecticut Yankee), in which Montaup has 4.5% ownership share (see "Connecticut Yankee" below).

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

          On October 18 1996, the NRC informed Northeast that it will establish a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office will be responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an independent corrective action verification program; (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities.

          On October 24, 1996 the NRC issued another order directing that prior to restart of Millstone III, Northeast submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan. This third-party oversight will continue until the situation is corrected. There is no estimate of how long this will take.

          Northeast Management has indicated it cannot presently estimate the effect these efforts will have on the timing of restarts or what additional costs, if any, these developments may cause.

          The most recent Northeast estimate of incremental costs related to the outage of Millstone III is approximately $68.0 million through December 1996. Montaup's share is $2.7 million, $1.7 million of which has been incurred through September.

          While Millstone III is out of service, Montaup will incur incremental replacement power costs estimated at $0.4 million to $0.8 million per month. Montaup bills its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover its share of the incremental costs incurred by Northeast.

          Eastern Edison cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. Montaup is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone III.

          Connecticut Yankee:

          The Connecticut Yankee Nuclear Unit was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems.

          In October, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. As a result of the analysis, work at the plant has slowed pending a final board decision, expected to occur in the fourth quarter of 1996. The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in Connecticut Yankee, assuming permanent shut down, is approximately $797 million. Montaup's share of the total estimated costs is $35.9 million. Montaup anticipates being able to fully recover its remaining investment and decommissioning costs in Connecticut Yankee, in which event there would be no adverse impact on earnings.

          Maine Yankee:

          On June 7, 1996, the NRC commissioned an independent Safety Assessment Team to assess the conformance of the Maine Yankee Atomic Power Station to its design and licensing basis. Montaup holds a 3.5% ownership interest in the Maine Yankee Unit.

          On October 7, 1996, the NRC released an Independent
          Safety Assessment (ISA) report.  In evaluating the
          Plant's conformance to its licensing basis, the report concluded that Maine Yankee was in general conformance with its licensing basis although significant items of nonconformance were identified stemming from two closely related root causes: (1) economic pressure to be a low-cost energy provider had limited available resources to address corrective actions and some improvements and (2) a questioning culture was lacking, which had resulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance.

          A letter to Maine Yankee from the Chair of the NRC, accompanying the ISA report directed Maine Yankee to provide to the NRC its plans for addressing the root causes of the deficiencies identified by the ISA.

          The Plant's current allowed operating level may be limited to 90% of capacity until completion of the Plant's next planned refueling outage, which is now scheduled for September 1997. Maine Yankee cannot predict, however, whether or when the Plant will attain a 100-percent operating level, or the results of the ongoing investigations and reviews.

          General:

          Recent actions by the NRC, some of which are cited above, indicate that the NRC has become more critical and active in its oversight of nuclear power plants.

          Eastern Edison is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

 Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the three and nine months ended September 30, 1996 were $8.4 million and $23.8 million, respectively, as compared to $9.5 million and $24.3 million for the respective periods of a year ago. The third quarter decrease was due primarily to a 2.1% decrease in retail kilowatthour (kWh) sales. Both the third quarter and year-to-date results were impacted by increased expenses related to an unusual number of severe storms which struck Eastern Edison's service territory during the first nine months of 1996. Additionally, the 1996 year-to-date period was negatively impacted by an increase in legal expense. Both 1996 period decreases in net earnings were partially offset by decreases in interest expense from debt issues that matured in 1995. The year-to-date decrease in earnings was somewhat offset also by a 1.7% increase in retail kWh sales.
Also, the year-to-date period of 1995 includes a one-time charge of approximately $1.5 million, on an after tax basis, related to the voluntary retirement incentive offer.

Kilowatthour Sales

     A 2.1% decrease in retail kWh sales in the third quarter of 1996 somewhat offset the sales increases experienced in the first and second quarters of 1996. For the year-to-date period, retail sales increased 1.7% compared to those of the same period of 1995. Increases in kWh sales to industrial customers of 5.2% and 3.2% in the respective third quarter and year-to-date periods, however, are an indication of economic recovery in the Company's service territory. Despite this strong sales performance, the Company anticipates a continuing slow economic recovery for the foreseeable future.

Operating Revenues

     Operating Revenues for the quarter and year-to-date periods ended September 30, 1996 decreased by approximately $6.2 million and $20.1 million, respectively, as compared to the same period in 1995. The third quarter change was due primarily to lower purchased power recoveries aggregating $3.8 million, lower conservation and load management (C&LM) expense recoveries of approximately $1.9 million and lower kWh sales. The year-to-date change was primarily due to decreased purchased power recoveries of $9.7 million, decreased C&LM expense recoveries of $5.2 million, lower fuel expense recoveries of $4.7 million, and decreased contract demand sales of $1.5 million.

Operations Expense

     Fuel expense increased by approximately $900,000 or 3.7% for the third quarter and decreased by $4.3 million or 6.1% for the year-to-date periods of 1996, respectively, as compared to the same periods of 1995. The third quarter change was impacted by a 4.2% increase in total energy generated and purchased, partially offset by 2.4% decrease in the average cost of fuel. Because the EUA System requirements decreased in the third quarter, sales to the New England Power Pool (NEPOOL) increased. These NEPOOL sales recover fuel costs only and have little earnings impact. The year-to-date period was impacted by 9.5% decrease in the average cost of fuel offset by a 3.3% increase in total energy generated and purchased.

     Purchased Power demand expense for the third quarter of 1996 decreased $3.1 million or 10.2% and $8.0 million or 8.5% for the nine months ended September 30, 1996. The third quarter change was primarily due to the impact of a prior period refund of approximately $2.0 million from the Pilgrim Nuclear unit, subsequently refunded to retail customers, and decreased billings from the Ocean State Power Project, offset somewhat by increased billings of the Yankee nuclear units. The year-to-date decrease is due primarily to the impact of lower billings of approximately $3.9 million from the Pilgrim nuclear unit, including the previously mentioned refund, and decreased billings from the Ocean State Power Project and the Yankee nuclear units aggregating $3.1 million.

     Other Operation and Maintenance expenses increased by approximately $600,000 or 2.7% for the third quarter and decreased by $1.6 million or 2.3% for the nine months ended September 30, 1996, respectively, from the same periods in 1995. The third quarter change was primarily due to incremental outage costs of the Millstone III nuclear unit of approximately $900,000 and increases in storm related expenses, increased maintenance expenses of the Canal unit and increased FAS106 expenses aggregating $1.3 million. Offsetting these increases somewhat was a decrease in C&LM expenses of $1.6 million. The year-to-date change was primarily due to decreased C&LM expenses of $5.2 million and lower maintenance expenses of the Canal and Somerset Units aggregating $1.4 million. Offsetting these year-to-date decreases somewhat were increases in storm related, legal and FAS106 expenses of approximately $2.3 million, $2.1 million and $400,000, respectively.

Interest Charges

     Net interest charges decreased by approximately $900,000 and $2.3 million, respectively, in the third quarter and nine months ended September 30, 1996 as compared to the same periods in 1995 due primarily to the December 1995 maturity of $25 million of 9-9 1/4% Unsecured Medium Term Notes and $10 million of 8.9% First Mortgage and Collateral Trust Bonds of Eastern Edison.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital.
EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At September 30, 1996 and at December 31, 1995 these unused EUA System short-term lines of credit amounted to approximately $98.5 million and $110.5 million, respectively. The Company had no outstanding short-term debt at September 30, 1996 and had $4.2 million outstanding at December 31, 1995.

     The Company's year-to-date September 30, 1996 internally generated funds amounted to $20.4 million while its cash construction requirements for the same period were $20.0 million.

Electric Utility Industry Restructuring

     The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

     On March 5, 1996 the Rhode Island Public Utilities Commission (RIPUC) required electric utilities subject to their jurisdiction to file electric industry restructuring plans. On April 19, 1996 both Blackstone and Newport filed a restructuring plan called "Choice and Competition", described below. Hearings on the restructuring plans submitted to the RIPUC were to have started on August 12, 1996. In view of the restructuring legislation (described below) passed into law on August 7, 1996, however, the RIPUC terminated its restructuring proceedings.

     On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. Load, accounting for no more than 10% of total electric distribution company's kWh sales is to be released to retail access under this provision. An additional 10% of kWh sales is to be released to retail access by permitting municipal and smaller manufacturers to choose an electricity supplier commencing January 1, 1998. By
July 1, 1998 or sooner, all customers will have retail access.
This legislation provides for recovery of "stranded costs" through a non-by-passable transition charge initially set at 2.8 cents per kWh. The transition charge covers costs of regulatory assets; nuclear decommissioning; above market payments to power suppliers; and depreciated generation net of its market value. Nuclear decommissioning costs and above market payments to power suppliers will be reconciled to actual costs annually and the transition charge will be spread over the period from July 1, 1997 through December 31, 2009.

     The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy
Regulatory Commission (FERC), the RIPUC, and the Securities and
Exchange Commission.

     EUA believes that the URA settles much of the uncertainty regarding "stranded cost" recovery related to serving the customers of Blackstone and Newport.

     In August 1995, the Massachusetts Department of Public Utilities (MDPU) issued an order enumerating principles that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of electric service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation for distribution services where regulation will still exist. This order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers choice of generation services. The order also provides, in principle, for the recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

     Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. An initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals. On March 15, 1996, the MDPU issued a Notice of Inquiry (NOI) Rulemaking on electric industry restructuring. The NOI incorporated by reference the restructuring proposals previously submitted pursuant to the MDPU's earlier order. In its NOI order the MDPU indicated that it planned to issue draft rules to provide more specific guidance on the framework of a restructured electric industry.

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

     - a "reasonable" opportunity for recovery of net, non-mitigable stranded costs periodically subject to some degree of reconciliation;

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

     EUA participated in hearings held during June and July of 1996, and on August 2, 1996, filed written comments addressing restructuring issues. In its notice of August 9, 1996, the MDPU encouraged stakeholders to work together toward consensual resolution of restructuring issues. EUA is currently engaged in settlement negotiations. One Massachusetts electric utility company has submitted its offer of settlement on restructuring issues to the MDPU. EUA cannot predict the ultimate outcome of the restructuring process.

     In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with collaborative groups in both Rhode Island and Massachusetts consisting of other utilities, industrial users, environmental groups, governmental agencies and consumer advocates. The plan proposed, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales; and a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The keystone to "Choice and Competition" was the adoption of common electric utility restructuring implementation for the New England states operating with the region's power pool. As different restructuring initiatives surfaced from state regulatory agencies and state legislatures, it became apparent that a New England region-wide approach to restructuring would be unlikely. Thus, major elements of the "Choice and Competition" proposal have been substantially modified to reflect that state by state, rather than regional, plans will be adopted.

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

     However, the potential exists that the final outcome of state and federal agency determinations could require the Company to no longer follow these accounting rules. Current or future regulatory proposals regarding the electric delivery business and the recovery of the Company's utility plant, stranded investment, and regulatory assets could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71). Should it be required to discontinue the application of FAS71, the Company would be required to take an immediate write down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71".

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


                   PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (the PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demand for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that only approximately $170,000 was due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counter claims in excess of $20 million and a request for treble damages. In response to the counter claim, Eastern Edison paid MMLP $191,828 as the amount Eastern Edison considered to have been owed to MMLP. The Company intends to vigorously defend itself from the counter claims. The Company cannot determine the outcome of this proceeding at this time.

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

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

   - None filed in the quarter ended September 30, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Eastern Edison Company
                              (Registrant)



Date:  November 13, 1996      /s/Clifford J. Hebert,Jr.
                              Clifford J. Hebert, Jr. Treasurer
                              (on behalf of the Registrant and
                               as Principal Financial Officer)