Form 10-Q
period 1997-03-31
EASTERN EDISON CO
filed 1997-05-14
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1997

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

              Class                          Outstanding at March 31, 1997
       Common Shares, $25 par value                   2,891,357 shares

          PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED BALANCE SHEETS
    (In Thousands)

                                                        March 31,         December 31,
                                                           1997             1996
        ASSETS
        Utility Plant in Service                      $   815,969      $   815,187
        Less:  Accumulated Provision for Depreciation
                    and Amortization                      268,181          261,464
              Net Utility Plant in Service                547,788          553,723
        Construction Work in Progress                       5,835            2,805
              Net Utility Plant                           553,623          556,528
        Current Assets:
              Cash and Temporary Cash Investments             690            2,105
              Accounts Receivable - Associated Cos         11,585           25,486
                                  - Other                  36,765           39,473
              Materials and Supplies                        3,716            3,805
              Other Current Assets                          9,674           10,442
                 Total Current Assets                      62,430           81,311
        Deferred Debits and Other Non-Current Assets      134,687          137,243
                 Total Assets                         $   750,740      $   775,082

        LIABILITIES AND CAPITALIZATION
        Capitalization:
              Common Stock, $25 Par Value             $    72,284      $    72,284
              Other Paid-In Capital                        47,249           47,249
              Common Stock Expense                            (43)             (44)
              Retained Earnings                           104,211          120,724
                 Total Common Equity                      223,701          240,213
              Redeemable Preferred Stock - Net             29,665           29,665
              Preferred Stock Redemption Cost              (2,485)          (2,630)
              Long-Term Debt - Net                        222,424          222,402
                 Total Capitalization                     473,305          489,650

        Current Liabilities:
              Notes Payable                                 1,765            2,040
              Accounts Payable - Associated Companies       3,846            3,950
                               - Other                     25,720           27,391
              Taxes Accrued                                 6,479            2,977
              Interest Accrued                              4,679            4,895
              Other Current Liabilities                    13,635           17,234
                 Total Current Liabilities                 56,124           58,487
        Def. Credits and Other Non-Current Liabilities     81,389           84,506
        Accumulated Deferred Taxes                        139,922          142,439
                 Total Liabilities and Capitalization $   750,740      $   775,082


                  See accompanying notes to consolidated condensed financial statements.

    EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)


                                                                       Three Months Ended
                                                                      March 31,

                                                                       1997         1996

             Operating Revenues                                     $ 110,588    $ 105,019
             Operating Expenses:
                Fuel                                                  29,469       23,193
                Purchased Power                                       32,484       29,972
                Other Operation and Maintenance                       22,460       22,759
                Depreciation and Amortization                          6,890        6,729
                Taxes Other Than Income                                2,886        2,865
                Income Taxes - Current                                 7,512        5,350
                             - Deferred (Credit)                     (3,400)         (23)
                      Total                                           98,301       90,845
             Operating Income                                         12,287       14,174
             Allowance for Other Funds
               Used During Construction                                   38           37
             Other Income (Deductions) - Net                           1,153          493
             Income Before Interest Charges                           13,478       14,704
             Interest Charges:
               Interest on Long-Term Debt                              3,751        3,837
               Other Interest Expense                                    829          941
               Allowance for Borrowed Funds Used
                 During Construction(Credit)                             (37)         (52)
             Net Interest Charges                                      4,543        4,726
             Net Income                                                8,935        9,978
             Preferred Dividend Requirements                             497          497
             Consolidated Net Earnings                              $  8,438     $  9,481


See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                             Three Months Ended
                                                                March 31,
                                                                  1997         1996
        CASH FLOW FROM OPERATING ACTIVITIES:

        Net Income                                            $   8,935    $   9,978
        Adjustments to Reconcile Net Income to Net
           Cash Provided from Operating Activities:
              Depreciation and Amortization                       7,221        7,211
              Amortization of Nuclear Fuel                          358          637
              Deferred Taxes                                     (3,418)         (40)
              Investment Tax Credit, Net                           (234)        (235)
              Allowance for Other Funds Used During Construction    (38)         (37)
              Other - Net                                          (175)      (1,352)
        Change in Operating Assets and Liabilities               15,378        7,507
        Net Cash Provided From Operating Activities              28,027       23,669

        CASH FLOW FROM INVESTING ACTIVITIES:
           Construction Expenditures                             (3,864)      (4,455)
        Net Cash (Used in) Investing Activities                  (3,864)      (4,455)

        CASH FLOW FROM FINANCING ACTIVITIES:
           Common Stock Dividends Paid to EUA                   (24,806)      (8,298)
           Preferred Dividends Paid                                (497)        (497)
           Net (Decrease) in Short-Term Debt                       (275)      (4,158)
        Net Cash (Used in) Financing Activities                 (25,578)     (12,953)
        Net (Decrease) Increase in Cash and Temporary
           Cash Investments                                      (1,415)       6,261
        Cash and Temporary Cash Investments at
           Beginning of Period                                    2,105          533
        Cash and Temporary Cash Investments at
           End of Period                                      $     690    $   6,794

        Supplemental disclosures of cash flow information:
           Cash paid during the period for:
              Interest (Net of Capitalized Interest)          $   3,972    $   4,159
              Income Taxes                                    $   5,141    $   1,070


           See accompanying notes to consolidated condensed financial statements.


                       EASTERN EDISON COMPANY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1996 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Note C- Commitments and Contingencies:

        Recent Nuclear Regulatory Commission (NRC) Actions

        Millstone III:

        Montaup has a 4.01% ownership interest in Millstone III, an 1154-mw nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III, and on March 30, 1996, Northeast determined it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

        The NRC has raised numerous issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including Connecticut Yankee (see "Connecticut Yankee" below).

        In July 1996, Northeast reported that it was responding to a series of requests from the NRC seeking assurance that the Millstone III unit would be operated in accordance with the terms of its operating license and other NRC requirements and regulations and dealing with a series of issues that Northeast has identified in the course of these reviews. Providing these assurances and addressing these issues were components of an Operational Readiness Plan which was submitted to the NRC on July 2, 1996 and is presently being implemented.

        On October 18 1996, the NRC informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office is responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program (ICAVP); (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities.

        The ICAVP for Millstone III is scheduled to begin in May of 1997. The ICAVP is an external review process that is necessary prior to the restart of the unit.

        On October 24, 1996 the NRC issued another order directing that prior to restart of Millstone III, Northeast submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan. This third-party oversight will continue until the situation is corrected.

        Northeast expects that one of the three Millstone units will be ready for restart in the third quarter of 1997, one in the fourth quarter of 1997, and one in the first quarter of 1998. Subject to final NRC reviews and inspections, Northeast expects that at least one of the units will be back on line by the end of 1997.

        In March of 1997, Northeast announced that Millstone III has been designated as the lead unit in the recovery process of the three Millstone nuclear units that are currently out of service. Millstone III is the largest of the three units currently out of service, and its return to service will most benefit the energy needs of the New England region.

        On May 8, 1997, Northeast presented a revised 1997 budget for Millstone III which included significant increases in operation and maintenance (O&M) expenses. Montaup's share of the revised O&M budget is approximately $10.4 million, approximately $4.4 million more than originally expected and $3.2 million more than O&M expenditures in 1996.

        While Millstone III is out of service, Montaup will incur incremental replacement power costs estimated at $0.5 million to $0.7 million per month. Montaup bills its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover its share of the incremental operation and maintenance costs incurred by Northeast.

        EUA cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. Montaup is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone III.

        Connecticut Yankee:

        Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $5.0 million at March 31, 1997.

        In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. As a result of the analysis, work at the plant had slowed pending a final board decision. In December 1996, the Board of Directors voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Connecticut Yankee has two years to submit its decommissioning plan to the NRC.
        The preliminary estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Connecticut Yankee, is approximately $758 million. Montaup's share of the total estimated costs is $34.1 million.

        Maine Yankee:

         On June 7, 1996, the NRC commissioned an independent Safety Assessment Team to assess the conformance of the Maine Yankee Atomic Power Station to its design and licensing basis. Montaup holds a 4.0% ownership interest in the Maine Yankee Unit. On October 7, 1996, the NRC released an Independent Safety Assessment (ISA) report. In evaluating the Plant's conformance to its licensing basis, the report concluded that Maine Yankee was in general conformance with its licensing basis although significant items of nonconformance were identified stemming from two closely related root causes: (1) economic pressure to be a low-cost energy provider had limited available resources to address corrective actions and some improvements and (2) a questioning culture was lacking, which had resulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance.

         A letter to Maine Yankee from the Chair of the NRC accompanying the ISA report directed Maine Yankee to provide to the NRC its plans for addressing the root causes of the deficiencies identified by the ISA.

         In December, 1996 the unit was shut down for inspections and repairs to resolve cable-separation and associated issues. While the Plant has been out of service, Maine Yankee, having previously detected indications of minor leakage in a small number of the Plant's 38,000 fuel rods, used the opportunity to inspect the Plant's 217 fuel assemblies. As a result of the inspection, Maine Yankee determined that several fuel assemblies that contained leaking rods should be
         replaced and has commenced that process.   On January 29, 1997 the NRC
         announced that it had placed the unit on its "watch list." The operator expects the Plant to remain out of service until the fuel-assembly replacement and a thorough inspection of the Plant's electrical cabling are completed and associated issues resolved, and restarting the Plant is approved by the NRC.

         In February 1997, Maine Yankee and Entergy Nuclear, Inc. (Entergy) signed a contract for Entergy to provide management services including plant operations at the Maine Yankee plant through September 1997. Maine Yankee and Entergy have been discussing the possibilities of a longer term contract.

         On March 7, 1997, Maine Yankee submitted its Restart Readiness Plan
         (RRP) to the NRC. The RRP is subject to public participation and comment prior to NRC approval. Maine Yankee expects the unit to be out of service until at least August 1997, but cannot predict when or whether all regulatory and/or operational issues will be satisfactorily resolved.

         The owners of Maine Yankee continue to evaluate the impact of substantially increased maintenance costs on the economic viability of the unit.

         General:

         Recent actions by the NRC, some of which are cited above, indicate that the NRC has become more critical and active in its oversight of nuclear power plants. The Company is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the first quarter of 1997 were $8.4 million, compared to first quarter 1996 net earnings of $9.5 million. This change was due primarily to a 3.7% decrease in retail kilowatthour (kWh) sales, largely weather related. Peak demands for electricity decreased by 4.2% in the period.

Operating Revenues

     Operating Revenues increased $5.6 million to $110.6 million in the first quarter of 1997 compared to the same period in 1996. This increase is primarily due to recoveries of increased fuel, purchased power and conservation and load management expenses aggregating $7.8 million. Offsetting this increase somewhat were decreased base rate revenues resulting from decreased kWh sales and peak demand billings in the first quarter.

Operating Expenses

     Fuel expense for the first quarter of 1997 increased from that of the same period in 1996 by approximately $6.3 million or 27.1%. Outages of nuclear units in this year's first quarter contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in a 27.7% increase in average fuel costs. This increase was offset somewhat by decreased energy requirements for the period.

     Purchased Power expense for the first quarter of 1997 increased $2.5 million or 8.4% as compared to last year's first quarter. Higher costs billed to Montaup by Maine Yankee, Connecticut Yankee and Ocean State Power in 1997's first quarter were primarily responsible for this change.

     Other Operation and Maintenance (O&M) expenses for the first quarter of 1997 decreased approximately $300,000 from the same period in 1996. This decrease is due primarily to decreases in conservation and load management expenses and employee benefits expenses of approximately $600,000 and $500,000, respectively, and decreases in customer accounts expense, power contracts
and distribution expenses aggregating approximately $800,000.   Offsetting
these decreases somewhat was increased jointly owned unit expenses of $1.6 million, $1.0 million of which is related to the Millstone III outage.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At March 31, 1997, these unused EUA System short-term lines of credit amounted to approximately $93 million. The Company had $1.8 million of short-term debt outstanding at March 31, 1997. In the first quarter of 1997, internally generated funds amounted to $4.3 million while cash construction requirements for the same period were $3.9 million.

Electric Utility Industry Restructuring

     On August 7, 1996 the Governor of Rhode Island signed into law the Rhode Island Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. By July 1, 1998, or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who choose not to choose, the local distribution company would arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

     The URA provides for full recovery of prudently incurred embedded generation costs that might not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation, net of its market value, regulatory assets, nuclear decommissioning costs and above market payments to power suppliers.
The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July 1, 1997, through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997, through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate-making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone and Newport, EUA's Rhode Island Distribution Companies (R.I. Distribution Companies). In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors.

     The implementation of the URA requires approvals from applicable regulatory agencies, including the Federal Energy Regulatory Commission (FERC), the Rhode Island Public Utilities Commission (RIPUC), and the Securities and Exchange Commission (SEC).

     In February 1997, Blackstone, Newport and Montaup reached a settlement in principle with the Rhode Island Division of Public Utilities and Carriers and the state's Attorney General and filed a Memorandum of Understanding (MOU) with the RIPUC in March 1997 outlining the terms of the settlement. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and the filing of a plan to divest all of Montaup's generating assets, and is similar in many respects to the settlement negotiated in Massachusetts, described below.

     On December 23, 1996, Eastern Edison and Montaup reached an agreement in principle with the Attorney General of Massachusetts and the Massachusetts Department of Energy Resources and filed a MOU with the Massachusetts Department of Public Utilities (MDPU) outlining the terms of a plan, similar in many aspects to the URA, which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of "stranded costs."

     The agreement envisions that all of Eastern Edison's customers will have the ability to choose an alternative supplier of electricity beginning January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive "standard offer" service which would be priced to guarantee at least a 10% savings from today's electricity rates. Eastern Edison would be required to arrange for "standard offer" service and would purchase power for "standard
offer" service from suppliers through a competitive bidding process.   The
agreement is also designed to achieve full divestiture of Montaup's generating assets via implementation of a plan, to be submitted to the MDPU by July 1, 1997, that would require (1) separation by Montaup of its generating and transmission businesses and (2) full market valuation and sale of all generating assets through an auction or equivalent process, to be conducted by an independent third party.

     Upon the commencement of retail choice in Massachusetts, Montaup's FERC approved, all-requirements wholesale contract with Eastern Edison would be terminated. In its place, Montaup will bill Eastern Edison a Contract Termination Charge (CTC) designed to recover the cost of Montaup's above market, embedded generation commitments to serve Eastern Edison's customers, with a return. Eastern Edison will recover the CTC through a non-bypassable transition access charge to all of its distribution customers. The transition access charge would be reduced by the fair market value of Montaup's generating assets as determined by selling, spinning off, or otherwise disposing of such generating facilities.

     Embedded costs associated with generating plants and regulatory assets would be recovered, with a return, over a period of 12 years. Purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years.
The initial transition access charge would be set at 3.04 cents per kWh through December 31, 2000, and is expected to decline thereafter.

     The agreement also establishes performance-based regulation for Eastern Edison, incorporating a floor and cap on allowed return on equity. Under the agreement, Eastern Edison's distribution rates would be frozen until December 31, 2000. Subsequent to the commencement of retail choice, Eastern Edison's annual return on equity would be subject to a floor of 6% and a ceiling of 11.75%.

     In addition to MDPU approval of the agreement, implementation is also subject to the approval of FERC. Any disposition of generation assets resulting from the agreements or the URA would also require the approval of the SEC under the Public Utility Holding Company Act of 1935.

     On May 1, 1997, Montaup and the R.I. Distribution Companies jointly filed amendments to the FERC-approved all-requirements power contracts between Montaup and the R.I. Distribution Companies, respectively, with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. EUA intends to amend this filing once settlement negotiations have concluded in Rhode Island and Massachusetts. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of the R.I. Distribution Companies, which allow for recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows the R.I. Distribution Companies to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross subsidies by their retail customers who are excluded from the groups of customers given retail choice prior to the final phase and by Montaup's other customers.

     Negotiations in both Massachusetts and Rhode Island on final settlement terms regarding electric utility industry restructuring, including the CTC, are continuing, subsequent to which formal filings will be made to the MDPU and RIPUC for approval. It is EUA's intent to file both Massachusetts and Rhode Island settlements with FERC for approval of amendments to the all-requirements wholesale contracts contained in the respective settlements.

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries.
These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The SEC has raised issues concerning the continued applicability of these standards with certain other electric utilities in other states facing restructuring. The Company believes that its operations will continue to meet the criteria established in these accounting standards.

     However, the potential exists that the final outcome of state and federal agency determinations could result in the Company no longer meeting the criteria of these accounting standards which could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71). Should it be required to discontinue the application of FAS71, the Company would be required to take an immediate write-down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71."

     In addition, if legislative or regulatory changes and/or competition result in electric rates which do not fully recover the company's costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Other

     The Company occasionally makes projections of expected future performance or statements of its plans, objectives and new business opportunities which are forward-looking statements under federal securities law. Actual results could differ materially from those discussed and there can be no assurance that such estimates of future results will be achieved.

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

     - establishing the right and a mechanism for recovery of prudently incurred stranded costs by public utilities and transmitting utilities; which arise as a result of wholesale open access;

     - order No. 889, a final rule requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). Utilities must obtain information about their transmission the same way as their competitors through the OASIS;

     - a NOPR requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

     Open-access transmission tariffs for point-to-point and network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariffs were the subject of a settlement agreement which was filed on June 14, 1996. Montaup amended its filing on July 9, 1996 to modify its terms and conditions in conformance with FERC's order. These tariffs are in compliance with FERC's April 24th rulings.

     On November 13, 1996, FERC issued a final order on the non-rate terms and conditions of Montaup's open access transmission tariff. Montaup was required to provide a more detailed description of the method used to compute available transmission capability. FERC has not taken any action on the rates portion of the tariff.

     On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system. On January 21,1997, Montaup filed revisions to its Open Access Transmission tariff to coincide with the New England Power Pool (NEPOOL) Open Access Transmission tariff filed on December 31, 1996 (see below) which became effective March 1, 1997, subject to refund and the issuance of further orders. On April 2, 1997, Montaup filed additional revised tariff sheets to update the filing's formula rate for local network service.

     On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a regionwide OASIS in NEPOOL.

     On March 4, 1997 FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, compliance tariffs must be filed by July 14, 1997.

     In addition to the above transmission tariffs filings, the EUA System companies have been actively involved in the restructuring of NEPOOL. NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, municipals, cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, on behalf of its participants, filed a restructuring proposal with the FERC. The NEPOOL restructuring proposal is the product of over two years of intense discussions, deliberations and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the restructuring proposal are the implementation of a regional NEPOOL Open Access Transmission Tariff (NEPOOL Tariff), the creation of an Independent System Operator (ISO), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

     The NEPOOL Tariff, which became effective on March 1, 1997, ensures non-discriminatory open access to the regional transmission network by providing a single rate for all transactions that utilize the NEPOOL's bulk power transmission facilities. The NEPOOL Tariff promotes competition in the New England power market through its non-pancaked rate structure. All regional service within NEPOOL, except for wheeling through or out, is to be provided as a network service.

     NEPOOL is in the process of transferring operational control of the New England bulk power system to the ISO, a newly created non-profit Delaware corporation. The ISO's primary responsibility is to ensure system reliability, administer the NEPOOL Tariff, and oversee the efficient and competitive functioning of the regional power market. The selection of the ISO's Board of Directors was announced in April 1997.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to transfer their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. Implementation of the installed capability market is planned for November 1997, the operable capability and energy markets are planned for April 1998, and the reserve markets will follow later in 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross subsidies for sharing costs will be eliminated. These changes will have an impact on the the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits - None.

     (b) Reports on Form 8-K- January 6, 1997, the Registrant filed a current report of form 8-K with respect to Item 5 (Other Events).

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Eastern Edison Company
                                        (Registrant)


Date:  May 14, 1997                  /s/Richard M. Burns
                                     Richard M. Burns,Vice President
                                     (on behalf of the Registrant
                                     and as Chief Accounting
                                     Officer)