Form 10-Q
period 1997-06-30
EASTERN EDISON CO
filed 1997-08-14
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1997

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

              Class                          Outstanding at July 31, 1997
       Common Shares, $25 par value                   2,891,357 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

 ASSETS                                           June 30,        December 31,
                                                    1997             1996

 Utility Plant in Service                      $   815,001      $   815,187
 Less:  Accumulated Provision for Depreciation
             and Amortization                      274,344          261,464
       Net Utility Plant in Service                540,657          553,723
 Construction Work in Progress                       8,264            2,805
       Net Utility Plant                           548,921          556,528
 Current Assets:
       Cash and Temporary Cash Investments           1,106            2,105
       Accounts Receivable - Other                  36,680           39,473
                           - Associated Cos.        12,633           25,486
       Fuel, Materials and Supplies                  8,294           10,649
       Other Current Assets                          7,102            3,598
          Total Current Assets                      65,815           81,311
 Deferred Debits and Other Non-Current Assets      132,739          137,243
                 Total Assets                  $   747,475      $   775,082

 LIABILITIES AND CAPITALIZATION
 Capitalization:
       Common Stock, $25 Par Value             $    72,284      $    72,284
       Other Paid-In Capital                        47,249           47,249
       Common Stock Expense                            (44)             (44)
       Retained Earnings                           101,099          120,724
          Total Common Equity                      220,588          240,213
       Redeemable Preferred Stock - Net             29,665           29,665
       Preferred Stock Redemption Cost              (2,341)          (2,630)
       Long-Term Debt - Net                        202,447          222,402
          Total Capitalization                     450,359          489,650

 Current Liabilities:
       Long - Term Debt Due Within One Year         20,000
       Notes Payable                                 9,511            2,040
       Accounts Payable - Associated Companies       5,122            3,950
                        - Other                     23,948           27,391
       Taxes Accrued                                 3,863            2,977
       Interest Accrued                              4,899            4,895
       Other Current Liabilities                    11,495           17,234
          Total Current Liabilities                 78,838           58,487
 Deferred Credits and Other Non-Current Liab.       78,189           84,506
 Accumulated Deferred Taxes                        140,089          142,439
          Total Liabilities and Capitalization $   747,475      $   775,082

        See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)




                                     Three Months Ended      Six Months Ended
                                         June 30,               June 30,

                                      1997       1996      1997       1996

Operating Revenues                 $ 103,716  $ 91,847  $ 214,304  $ 196,866
Operating Expenses:
   Fuel                              23,662     17,462    53,131     40,655
   Purchased Power                   30,180     28,599    62,664     58,571
   Other Operation and Maintenance   27,221     22,741    49,681     45,500
   Early Retirement Offer               737                  737
   Depreciation and Amortization      6,891      6,729    13,781     13,458
   Taxes - Other Than Income          2,782      2,783     5,668      5,648
   Income Taxes - Current             3,059      2,996    10,571      8,346
                - Deferred (Credit)    (340)        79    (3,740)        56
         Total                       94,192     81,389   192,493    172,234
Operating Income                      9,524     10,458    21,811     24,632
Allowance for Other Funds
  Used During Construction               21         58        59         95
Other Income  - Net                     453        483     1,606        976
Income Before Interest Charges        9,998     10,999    23,476     25,703
Interest Charges:
  Interest on Long-Term Debt          3,752      3,836     7,503      7,673
  Other Interest Expense                969        827     1,798      1,768
  All. for Borrowed Funds Used
    During Construction (Credit)        (59)       (88)      (96)      (140)
Net Interest Charges                  4,662      4,575     9,205      9,301
Net Income                            5,336      6,424    14,271     16,402
Preferred Dividend Requirements         497        497       994        994
Consolidated Net Earnings          $  4,839   $  5,927  $ 13,277   $ 15,408


 See accompanying notes to consolidated condensed financial statements.


EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)



                                                           Six Months Ended
                                                                June 30,

                                                           1997         1996

 CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                            $  14,271    $  16,402
 Adjustments to Reconcile Net Income to Net
    Cash Provided from Operating Activities:
       Depreciation and Amortization                      14,447       14,329
       Amortization of Nuclear Fuel                          586        1,000
       Deferred Taxes                                     (3,711)          22
       Investment Tax Credit, Net                           (468)        (470)
       Allowance for Other Funds Used During Construction     (59)         (96)
       Other - Net                                        (1,487)      (1,832)
 Change in Operating Assets and Liabilities                7,377        5,853
 Net Cash Provided From Operating Activities              30,956       35,208

 CASH FLOW FROM INVESTING ACTIVITIES:
    Construction Expenditures                             (5,819)     (11,663)
 Net Cash Used in Investing Activities                    (5,819)     (11,663)

 CASH FLOW FROM FINANCING ACTIVITIES:
    Common Stock Dividends Paid to EUA                   (32,613)     (16,972)
    Preferred Dividends Paid                                (994)        (994)
    Net Decrease (Increase) in Short-Term Debt             7,471       (4,158)
 Net Cash Used in Financing Activities                   (26,136)     (22,124)
 Net (Decrease) Increase in Cash and Temporary
    Cash Investments                                        (999)       1,421
 Cash and Temporary Cash Investments at
    Beginning of Period                                    2,105          533
 Cash and Temporary Cash Investments at
    End of Period                                      $   1,106    $   1,954

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest (Net of Capitalized Interest)          $   7,572    $   7,657
       Income Taxes                                    $  10,026    $   6,970


 See accompanying notes to consolidated condensed financial statements.

                      EASTERN EDISON COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Edison Company's (Eastern Edison or the Company) 1996 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.


Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Note C -  Commitments and Contingencies:

       Recent Nuclear Regulatory Commission (NRC) Actions

       Millstone III:

       Montaup has a 4.01% ownership interest in Millstone III, an 1154-mw nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

       The NRC has raised numerous issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including Connecticut Yankee (see "Connecticut Yankee" below).

       In July 1996, Northeast reported that it was responding to a series of requests from the NRC seeking assurance that the Millstone III unit would be operated in accordance with the terms of its operating license and other NRC requirements and regulations and dealing with a series of issues that were identified in the course of these reviews. Providing these assurances and addressing these issues were components of an Operational Readiness Plan which was submitted to the NRC on July 2, 1996 and is presently being implemented.

       On October 18, 1996, the NRC informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities
       at Millstone.  The    Special Projects Office is responsible for (1)
       licensing and inspection activities at Northeast's Connecticut plants,
       (2) oversight of an Independent Corrective Action Verification Program (ICAVP); (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities.

       On October 24, 1996 the NRC issued another order directing that prior to restart of Millstone III, Northeast submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan. This third-party oversight will continue until the situation is corrected.

       Northeast expects that one of the three Millstone units will be ready
       for restart in the third   quarter of 1997, one in the fourth quarter of
       1997 and one in the first quarter of 1998.

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

       The ICAVP for Millstone III began in May of 1997 and is ongoing. The ICAVP is an external review process that is necessary prior to the restart of the unit.

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

       Montaup pays its share of Millstone III's O&M expenses on a reservation of right basis. The fact that Montaup makes payment for these expenses is not an admission of financial responsibility for expenses incurred or to be incurred due to the outage.

       In August of 1997, nine non-operating owners, including Montaup, who together own approximately 19.5% of Millstone III, filed a demand for arbitration against Connecticut Light and Power (CL&P) and Western Massachusetts Electric Company (WMECO) as well as lawsuits against Northeast and its Trustees. CL&P and WMECO, owners of approximately 65% of Millstone III, are Northeast subsidiaries which agreed to be responsible for the proper operation of the unit.

       The non-operating owners of Millstone III claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and O&M costs resulting from the shutdown of Millstone III. The non-operating owners conservatively estimate that their losses will exceed $200 million.

       EUA cannot predict the ultimate outcome of the NRC inquiries or legal proceedings brought against CL&P, WMECO and Northeast or the impact which they may have on Montaup and the EUA system.

       Connecticut Yankee:

       Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $5.1 million at June 30, 1997.

       In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Connecticut Yankee Board of Directors voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Connecticut Yankee has two years to submit its decommissioning plan to the NRC. The preliminary estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Connecticut Yankee, is approximately $758 million. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of FERC. Montaup's share of the total estimated costs is $34.1 million and is included with Other Liabilities on the Consolidated Balance Sheet for the periods ending June 30, 1997 and December 31, 1996. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup cannot predict the ultimate outcome of FERC's review.

       Maine Yankee:

       In December 1996, Maine Yankee Atomic Power Plant was shut down for inspections and repairs to resolve cable-separation and associated issues. Further inspections while the unit was shut down indicated that several fuel assemblies that contained leaking rods should be replaced. After ongoing safety assessments by the NRC, it was determined that the Plant would remain out of service until the fuel-assembly replacement and a thorough inspection of the Plant's electrical cabling were completed and associated issues were resolved. A restart of the Plant would have required NRC approval.

       In August of 1997, as the result of an economic evaluation, the Board of Directors of Maine Yankee voted to permanently close the Plant. Montaup has a 4.0% equity ownership in Maine Yankee with a book value of approximately $3.0 million at June 30, 1997. The amount of unrecovered assets and estimated costs to decommission the Plant is currently being revised from a 1996 estimate. When the amount is known, most likely in the third quarter of 1997, Montaup will record it's share of that future liability, and at the same time, due to anticipated recoverability, will record a regulatory asset for the same amount.

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

Early Retirement Offer

     In June of 1997, an early retirement offer was accepted by a group of employees who were eligible but not offered a Voluntary Retirement Incentive offer completed in 1995, resulting in a charge of approximately $700,000 (approximately $500,000 after-tax) to second quarter 1997 earnings.

Overview

     Consolidated Net Earnings for the second quarter of 1997 were $4.8 million, compared to the second quarter 1996 net earnings of $5.9 million. For the six months ended June 30, 1997, net earnings were $13.3 million, compared to 1996's six months net earnings of $15.4 million. Both second quarter and year-to-date 1997 results include the impacts of the June 1997 early retirement offer (discussed above).

Kilowatthour Sales

     Retail sales increased by 3.2% for this year's second quarter as compared to 1996. The second quarter's increase was led by increased sales to industrial customers of 7.2%. The first quarter's sales decrease essentially offset the second quarter's sales increase and therefore the year-to-date retail sales were relatively unchanged.

Operating Revenues

     Operating Revenues for the second quarter of 1997 increased $11.9 million or 12.9% as compared to the second quarter of 1996. This increase was due to recoveries of increased purchased power, fuel and conservation and load management (C&LM) expenses aggregating approximately $8.2 million. Also impacting second quarter revenues were increased base rate recoveries and increased short-term contract demand sales. Year-to-date 1997 revenues increased $17.4 million or 8.9% as compared to year-to-date 1996 due to recoveries of increased purchased power, fuel and C&LM expenses aggregating $16.0 million. Also impacting year-to-date revenues were increased base rate recoveries and increased short-term contract demand sales.

Operations Expense

     Fuel expense for the second quarter and year-to-date periods increased by approximately $6.2 million or 35.5% and $12.5 million or 30.7%, respectively, as compared to the same periods in 1996. Outages of nuclear units in the second quarter and year-to-date periods of 1997 contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in increases in average fuel costs of 28.3% and 27.8% for the respective periods. Also contributing to the increases in fuel expense for the second quarter and year-to-date periods were increases in total energy generated and purchased of 5.4% and 1.8%, respectively.

     Purchased Power demand expense for the second quarter and the six months ended June 30, 1997 increased approximately $1.6 million or 5.5% and $4.1 million or 7.0%, respectively, as compared to the same periods in 1996. These increases are due primarily to increased billings from Maine Yankee and the Ocean State Power project.

      Other Operation and Maintenance (O&M) expenses for the second quarter of 1997 increased $4.5 million or 19.7%. This change was due primarily to increased jointly owned unit expenses of $2.8 million, approximately $900,000 of which is related to the Millstone III outage, and the remainder is comprised of expenses related to the scheduled maintenance outages at the Canal and Seabrook Units. Also impacting the increases in O&M were incremental costs of approximately $700,000 associated with a scheduled outage at Montaup Electric's Somerset Station and increased conservation and load management expenses of approximately $600,000. For the year-to-date period, O&M expenses increased by $4.2 million, or 9.2%, as compared to the same period of 1996. Jointly owned unit expenses increased $4.4 million in the year-to-date period, $1.9 million of which relates to the Millstone III outage and remainder is due to expenses from the Canal and Seabrook units. The aforementioned increased expenses at the Somerset Station were offset by decreased storm related expenses of approximately $400,000 due to an unusual amount of storms occurring in our service territory in 1996, and decreased customer accounts expense of approximately $300,000.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. EUA System companies, including Eastern Edison and Montaup, maintain short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At June 30, 1997 these unused EUA System short-term lines of credit amounted to approximately $83.9 million. The Company had $9.5 million of short-term debt at June 30, 1997.

     The Company's year-to-date June 30, 1997 internally generated funds available after the payment of dividends amounted to $8.0 while its cash construction requirements for the same period were $5.8 million.

Electric Utility Industry Restructuring

     On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. In addition to State of Rhode Island accounts, 11 customers of Blackstone and one customer of Newport were eligible for choice commencing July 1, 1997. As of August 1, 1997 two customers had exercised their right to choose an alternate supplier of electricity. By July 1, 1998, or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who do not choose an alternative supplier, the local distribution company will arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

     The URA provides for full recovery of prudently incurred embedded generation costs that might not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation, net of its market value, regulatory assets, nuclear decommissioning costs and above-market payments to power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July
1, 1997, through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997, through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low-income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate-making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone and Newport, EUA's Rhode Island Distribution Companies (R.I. Distribution Companies). In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors. Under this provision of the law, base rates were increased 1.88% for customers of Blackstone, and 2.18% for our Newport customers effective January 1, 1997.

     In June 1997, Legislation was enacted in Rhode Island, which would allow securitization of utilities' stranded assets, a method of providing savings to customers.

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

     On December 23, 1996, Eastern Edison and Montaup reached an agreement in principle with the Attorney General of Massachusetts and the Massachusetts Department of Energy Resources and filed a MOU with the Massachusetts Department of Public Utilities (MDPU) outlining the terms of a plan, similar in many aspects to the URA, which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of "stranded costs." On May 16, 1997 an Offer of Settlement was filed with the MDPU. Hearings on the Offer of Settlement concluded in July 1997 and a MDPU decision is expected in the third quarter of 1997.

     The Offer of Settlement envisions that all of Eastern Edison's customers will have the ability to choose an alternative supplier of electricity beginning as soon as January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive "standard offer" service which would be priced to guarantee at least a 10% savings from today's electricity rates. Eastern Edison would be required to arrange for "standard offer" service and would purchase power for "standard offer" service from suppliers through a
competitive bidding process.   The agreement is also designed to achieve full
divestiture of Montaup's generating assets via implementation of a plan, submitted to the MDPU on July 1, 1997, that would require (1) separation by Montaup of its generating and transmission businesses, and (2) full market valuation and sale of all generating assets through an auction or equivalent process.

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

     In addition to MDPU approval of the Offer of Settlement, implementation is also subject to the approval of FERC. Elements of the Offer of Settlement which fall under the jurisdiction of FERC were filed with FERC on May 30, 1997 and await review. Any disposition of generation assets resulting from the agreements or the URA would also require the approval of the SEC under the Public Utility Holding Company Act of 1935.

     On May 1, 1997, Montaup and the R.I. Distribution Companies jointly filed amendments to the FERC-approved all-requirements power contracts between Montaup and the R.I. Distribution Companies, respectively, with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. EUA intends to amend this filing once settlement negotiations in Rhode Island, currently in progress, have concluded. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of the R.I. Distribution Companies, which allow for recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows the R.I. Distribution Companies to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross subsidies by their retail customers who are excluded from the groups of customers given retail choice prior to the final phase and by Montaup's other customers.

     Negotiations in Rhode Island on final settlement terms regarding electric utility industry restructuring, including the CTC, are continuing, subsequent to which a formal filing will be made to the RIPUC for approval.

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries.
These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The SEC has raised issues concerning the continued applicability of these standards with certain other electric utilities in other states facing restructuring. The Company believes that its Core Electric operations will continue to meet the criteria established in these accounting standards.

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

PART II --    OTHER INFORMATION

Item 1.  Legal Proceedings

     See "Note C - Commitments and Contingencies: Recent Regulatory Commission
(NRC) Actions - Millstone III" for a discussion of pending legal action involving Montaup, Northeast Utilities, Connecticut Light & Power and Western Massachusetts Electric Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) A Consent to Action in Lieu of Annual Meeting of Stockholders (Consent to Action) was executed April 16, 1997 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

     (b) The Board of Directors as previously reported to the Securities and Exchange Commission was re-elected, with the exception of David H. Gulvin, who upon retirement, was replaced by Clifford J. Hebert, Jr.

     (c) The only matters voted on in the Consent to Action was the election of directors and the election of Clifford J. Hebert, Jr. to continue as Treasurer and Clerk.

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

     On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system. On January 21, 1997, Montaup filed revisions to its Open Access Transmission tariff to coincide with the New England Power Pool (NEPOOL) Open Access Transmission tariff filed on December 31, 1996 (see below) which became effective March 1, 1997, subject to refund and the issuance of further orders. On April 2, 1997, Montaup filed additional revised tariff sheets to update the filing's formula rate for local network service.

     On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a regionwide OASIS in NEPOOL.

     On March 4, 1997 FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, on July 14, 1997, Montaup filed revisions to its open access transmission service for compliance with FERC Order 888A. The filing incorporates all of the tariff amendments to date.

     In addition to the above transmission tariffs filings, the EUA System companies have been actively involved in the restructuring of NEPOOL. NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, municipals, cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, on behalf of its participants, filed a restructuring proposal with FERC. The NEPOOL restructuring proposal is the product of over two years of intense discussions, deliberations and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the restructuring proposal are the implementation of a regional NEPOOL Open Access Transmission Tariff (NEPOOL Tariff), the creation of an Independent System Operator (ISO), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

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

     On June 25, 1997 FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO is consistent with the public interest under section 203 of the Federal Power Act.

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

     In general, the EUA System companies support the changes to NEPOOL because much of the cross subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits - None.

       (b)     Reports on Form 8-K.

       - May 19, 1997, the Registrant filed a current report on Form 8-K with respect to Item 5 (Other Events).



                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Eastern Edison Company
                                        (Registrant)



Date:  August 14, 1997                  /s/ Clifford J. Hebert, Jr.
                                   Clifford J. Hebert, Jr., Treasurer
                                   (on behalf of the Registrant and
                                   as Principal Financial Officer)