Form 10-Q
period 1997-09-30
EASTERN EDISON CO
filed 1997-11-14
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                  September 30, 1997

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


    750 W. Center Street, West Bridgewater, Massachusetts
      (Address of principal executive offices)
            02379
         (Zip Code)

        (508)559-1000
 (Registrant's telephone number including area code)


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

              Class                          Outstanding at October 31, 1997
       Common Shares, $25 par value                   2,891,357 shares

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

     ASSETS                                          September 30,     December 31,
                                                        1997             1996
Utility Plant in Service                         $     813,861      $   815,187
Less:  Accumulated Provision for Depreciation
            and Amortization                           276,188          261,464
      Net Utility Plant in Service                     537,673          553,723
Construction Work in Progress                           10,431            2,805
      Net Utility Plant                                548,104          556,528
Current Assets:
      Cash and Temporary Cash Investments                1,546            2,105
      Accounts Receivable - Other                       37,337           39,473
                          - Associated Companies        14,916           25,486
      Fuel, Materials and Supplies                       8,085           10,649
      Other Current Assets                               4,935            3,598
         Total Current Assets                           66,819           81,311
Deferred Debits and Other Non-Current Assets           167,700          137,243
                Total Assets                     $     782,623      $   775,082

LIABILITIES AND CAPITALIZATION
Capitalization:
      Common Stock, $25 Par Value                $      72,284      $    72,284
      Other Paid-In Capital                             47,249           47,249
      Common Stock Expense                                 (44)             (44)
      Retained Earnings                                100,184          120,724
         Total Common Equity                           219,673          240,213
      Redeemable Preferred Stock - Net                  29,665           29,665
      Preferred Stock Redemption Cost                   (2,197)          (2,630)
      Long-Term Debt - Net                             162,469          222,402
         Total Capitalization                          409,610          489,650

Current Liabilities:
      Long - Term Debt Due Within One Year              60,000
      Notes Payable                                      3,000            2,040
      Accounts Payable - Associated Companies            7,105            3,950
                       - Other                          25,137           27,391
      Taxes Accrued                                      2,982            2,977
      Interest Accrued                                   4,707            4,895
      Other Current Liabilities                         17,234           17,234
         Total Current Liabilities                     120,165           58,487
Deferred Credits and Other Non-Current Liabilities     112,447           84,506
Accumulated Deferred Taxes                             140,401          142,439
         Total Liabilities and Capitalization     $    782,623      $   775,082


See accompanying notes to consolidated condensed financial statements.


EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)

                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,

                                                1997         1996           1997         1996
 Operating Revenues                          $ 109,971    $ 101,671      $ 324,275    $ 298,537
 Operating Expenses:
    Fuel                                       29,277       25,903         82,408       66,558
    Purchased Power                            28,134       27,463         90,798       86,034
    Other Operation and Maintenance            27,698       23,798         77,379       69,298
    Early Retirement Offer                          0            0            737            0
    Depreciation and Amortization               6,891        6,734         20,672       20,192
    Taxes - Other Than Income                   2,608        2,535          8,276        8,183
    Income Taxes - Current                      3,680        3,118         14,251       11,464
                 - Deferred (Credit)              (30)         580         (3,770)         636
          Total                                98,258       90,131         290,751      262,365
 Operating Income                              11,713       11,540         33,524       36,172
 Allowance for Other Funds
   Used During Construction                       111          138            170          233
 Other Income - Net                               366        1,790          1,972        2,766
 Income Before Interest Charges                12,190       13,468         35,666       39,171
 Interest Charges:
   Interest on Long-Term Debt                   3,752        3,809         11,255       11,482
   Other Interest Expense                         941          899          2,739        2,667
   Allowance for Borrowed Funds Used
     During Construction (Credit)                 (35)        (150)          (131)        (290)
 Net Interest Charges                           4,658        4,558         13,863       13,859
 Net Income                                     7,532        8,910         21,803       25,312
 Preferred Dividend Requirements                  497          497          1,491        1,491
 Consolidated Net Earnings                   $  7,035     $  8,413       $ 20,312     $ 23,821

See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                  Nine Months Ended
                                                                    September 30,

                                                                  1997         1996
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                                   $  21,803    $  25,312
 Adjustments to Reconcile Net Income to Net
    Cash Provided from Operating Activities:
       Depreciation and Amortization                             21,471       21,398
       Amortization of Nuclear Fuel                                 880        1,310
       Deferred Taxes                                            (3,949)         586
       Investment Tax Credit, Net                                  (702)        (704)
       Allowance for Other Funds Used During Construction          (170)        (233)
       Other - Net                                               (1,959)      (2,446)
 Change in Operating Assets and Liabilities                      14,651       15,880
 Net Cash Provided From Operating Activities                     52,025       61,103

 CASH FLOW FROM INVESTING ACTIVITIES:
    Construction Expenditures                                   (11,635)     (19,986)
 Net Cash (Used in) Investing Activities                        (11,635)     (19,986)

 CASH FLOW FROM FINANCING ACTIVITIES:
    Redemption:
       Long-Term Debt                                                         (7,000)
    Common Stock Dividends Paid to EUA                          (40,419)     (25,646)
    Preferred Dividends Paid                                     (1,490)      (1,491)
    Net Decrease (Increase) in Short-Term Debt                      960       (4,158)
 Net Cash (Used in) Financing Activities                        (40,949)     (38,295)
 Net (Decrease) Increase in Cash and Temporary
    Cash Investments                                               (559)       2,822
 Cash and Temporary Cash Investments at
    Beginning of Period                                           2,105          533
 Cash and Temporary Cash Investments at
    End of Period                                             $   1,546    $   3,355

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest (Net of Capitalized Interest)                 $  10,451    $  11,665
       Income Taxes                                           $  15,518    $   7,346

                           See accompanying notes to consolidated condensed financial statements.


EASTERN EDISON COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


        The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1996 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1997.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Sept ember 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

          In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997, and the Company will adopt Statement 130 in the first quarter of 1998.

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

          In October 1996, the NRC informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office is responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program (ICAVP), (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Also, the NRC directed Northeast to submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan.

          In March of 1997, Northeast announced that Millstone III had been designated as the lead unit in the recovery process of the three Millstone nuclear units that are currently out of service. Millstone III is the largest of the three units currently out of service, and its return to service will most benefit the energy needs of the New England region.

          In September 1997, Northeast announced that it will delay its request to the NRC to restart Millstone III until January 1998, at the earliest. As a result of recent NRC questions as to the status of Millstone III's restart activities, it was noted that various technical issues had not yet been resolved.

          On October 23, 1997, Northeast presented a revised 1997 budget for Millstone III which included significant increases in operation and maintenance (O&M) expenses. Montaup's share of the revised O&M budget is approximately $11.6 million, approximately $5.6 million more than originally expected and $3.8 million more than O&M expenditures in 1996.

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


          The Company cannot predict the ultimate outcome of the NRC inquiries or legal proceedings brought against CL&P, WMECO and Northeast or the impact which they may have on Montaup and the EUA System.

          Connecticut Yankee:

          Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $ 5.3 million at September 30, 1997.

          In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Connecticut Yankee Board of Directors voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Connecticut Yankee has two years to submit its decommissioning plan to the NRC. The preliminary estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Connecticut Yankee, is approximately $758 million. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of FERC. Montaup's share of the total estimated costs is $34.1 million and is included with Other Liabilities on the Consolidated Balance Sheet for the periods ending September 30, 1997 and December 31, 1996. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup cannot predict the ultimate outcome of FERC's review.

          Maine Yankee:

          On August 6, 1997, as the result of an economic evaluation, the Board of Directors voted to permanently close the Maine Yankee nuclear plant. Montaup has a 4.0% equity ownership in Maine Yankee with a book value of approximately $3.1 million at September 30, 1997. The present estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee, is approximately $930 million. The recovery of this estimated amount is subject to approval of FERC. Montaup's share of the total estimated costs is $37.2 million and is included with Other Liabilities on the Consolidated Balance Sheet for the period ending September 30, 1997. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup cannot predict the ultimate outcome of FERC's review.

          In November 1997, Maine Yankee and Entergy Nuclear, Inc. (Entergy) signed an agreement to renew the contract for Entergy to provide management services to Maine Yankee. Entergy will provide management services for the initial decommissioning of Maine Yankee activities through September 30, 1998.

          Also, as a result of the August 1997 shutdown, Montaup and the other equity owners have been notified by the Secondary Purchasers that they will no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts a re between the equity owners as a group and 30 municipalities throughout New England. Presently, the equity owners are making the payments to Maine Yankee to cover these unrecovered costs from the municipals. Montaup and the other equity owners will seek payment from the municipals, but cannot predict the outcome of this contract issue at this time.

          Yankee Atomic Electric Company (Yankee Atomic):

          Montaup holds a 4.5% equity ownership in Yankee Atomic. In October 1997, Yankee Atomic announced that it had accepted a Duke Engineering and Services (DE&S) Letter of Intent to acquire Yankee Atomic's Nuclear Services Division. Yankee Atomic indicated it was seeking a purchaser with a long-term commitment to excellence in nuclear operations and support services that would continue to provide that level of service to its affiliated New England nuclear plants. Yankee Atomic's plan is to continue as a smaller organization responsible for the completion of the safe and effective decommissioning of the Yankee Nuclear Power Plant in Rowe, Massachusetts. Details of the acquisition have not yet been released.

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

Overview

        Consolidated Net Earnings for the three and nine months ended September 30, 1997 were approximately $7.0 million and $20.3 million, respectively, as compared to $8.4 million and $23.8 million for the respective periods of a year ago. The yea r-to-date period of 1997 includes a one-time, after-tax charge of approximately $500,000, related to the June 1997 early retirement offer accepted by a group of employees who were eligible but not offered a Voluntary Retirement Incentive offer completed in 1995.

Kilowatthour Sales

        Retail kWh sales increased 1.6% in the third quarter of 1997 compared
to the third quarter of 1996.   For the year-to-date period, retail sales were
relatively flat compared to those of the same period of 1996.

Operating Revenues

        Operating Revenues increased $8.3 million or 8.2% and $25.7 million or 8.6% in the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods of 1997. These increases were due to recoveries of increased purchased power, fuel and conservation and load management (C&LM) expenses aggregating approximately $5.1 million and $21.1 million for these respective periods. Also impacting revenues in both periods were increased base rate recoveries and increased short-term contract demand sales.

Operations Expense

        Fuel expense increased by approximately $3.4 million or 13.0% and $15.9 million or 23.8% for the third quarter and year-to-date periods of 1997, respectively, as compared to the same periods of 1996. Outages of nuclear units in this year's third quarter and year-to-date period contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in increases in average fuel costs of 9.0% and 20.9% for the respective periods. Also impacting fuel expense were increases in total energy generated and purchased of 3.1% for the third quarter of 1997 and 5.4% for the year-to-date period as compared to the same periods of 1997.

        Purchased Power demand expense for the third quarter of 1997 increased approximately $700,000 or 2.4% and $4.8 million or 5.5% for the nine months
ended September 30, 1997.   The third quarter and year-to-date changes are
primarily due to the impact of a prior period refund to retail customers from the Pilgrim Nuclear Unit of approximately $2.0 million recorded in the third quarter of 1997, and increased billings from the Maine Yankee unit offset by decreased billings from Connecticut Yankee and the Ocean State Power Projects.

        Other Operation and Maintenance expenses increased by approximately $3.9 million or 16.3% and $8.1 million or 11.7% for the third quarter and the nine months ended September 30, 1997, respectively, from the same periods in 1996. The third quarter change was primarily due to incremental expenses related to the Millstone III outage of approximately $1.6 million, increased legal expenses of approximately $1.2 million and increased conservation and load management (C&LM) expenses of approximately $1.0 million. For the year-to-date period, jointly owned unit expenses increased approximately $5.9 million, $3.5 of which relates to the Millstone
III outage.   In addition, legal expenses increased $1.4 million and C&LM expenses increased b y $1.0 million for the period.

Other Income (Deductions) - Net

        Other Income and (Deductions)-Net decreased $1.4 million in this year's third quarter and approximately $800,000 in the year-to-date period as compared to the same periods of 1996. The third quarter and year to date decreases are due primarily to gains from the 1996 sale of Seabrook II equipment jointly owned by Montaup. The year-to-date decrease was offset somewhat by interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts corporate income tax dispute in the first quarter of 1997.

Liquidity and Sources of Capital

        Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

        Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three-year revolving credit agreement with various financial institutions allowing for borrowings in aggregate of up to $75 million. At September 30, 1997 under the revolving credit agreement the EUA System had short-term borrowings available of approximately $17.6 million. The Company had $3.0 million of outstanding short-term debt at September 30, 1997.

        The Company's year-to-date September 30, 1997 internally generated funds amounted to $13.4 million while its cash construction requirements for the same period were $11.6 million.

Electric Utility Industry Restructuring

        On August 7, 1996, the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. In addition to State of Rhode Island accounts, 11 customers of Blackstone and one customer of Newport were eligible for choice commencing July 1, 1997. As of November 1, 1997, in addition to certain State of Rhode Island accounts, eleven customers exercised their right to choose an alternate supplier of electricity. By July 1, 1998, or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who do not choose an alternative supplier, the local distribution company will arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

        The URA provides for full recovery of prudently incurred embedded generation costs that might not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation, net of its market value, regulatory assets, nuclear decommissioning costs and above- market payments t o power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July 1, 1997, through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997, through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low-income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate -making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone and Newport, EUA's Rhode Island Distribution Companies (R.I. Distribution Companies). In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors. Under this provision of the law, base rates were increased 1.88% for customers of Blackstone, and 2.18% for our Newport customers effective January 1, 1997.

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

        In February 1997, Blackstone, Newport and Montaup reached a settlement in principle with the Rhode Island Division of Public Utilities and Carriers (RIDIV) and the state's Attorney General and filed a Memorandum of Understanding (MOU) with the RIPUC in March 1997 outlining the terms of the settlement. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and the filing of a plan to divest all of Montaup's generating assets, and is similar in many respects to the settlement negotiated in Massachusetts, described below.

        On December 23, 1996, Eastern Edison and Montaup reached an agreement in principle with the Attorney General of Massachusetts and the Massachusetts Department of Energy Resources (MADOER) and filed a MOU with the Massachusetts Department of Public Utilities (MDPU) outlining the terms of a plan, similar in many aspects to the URA, which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of "stranded costs." On May 16, 1997 an Offer of Settlement was filed with the MDPU. Hearings on the Offer of Settlement concluded in July 1997 and a MDPU decision is expected by year-end 1997.

        The Offer of Settlement envisions that all of Eastern Edison's customers will have the ability to choose an alternative supplier of electricity beginning as soon as January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive "standard offer" service which would be priced to guarantee at least a 10% savings from today's electricity rates. Eastern Edison would be required to arrange for "standard offer" service and would purchase power for "standard offer" service from
suppliers through a competitive bidding process.   The agreement is also
designed to achieve full divestiture of Montaup's generating assets via implementation of a plan, that would require (1) separation by Montaup of its generating and transmission businesses, and (2) full market valuation and sale of all generating assets through an auction or equivalent process.

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

        The agreement also establishes performance-based regulation for Eastern Edison, incorporating a floor and cap on allowed return on equity. Under the agreement, Eastern Edison's distribution rates would be frozen until December 31, 2000. Sub sequent to the commencement of retail choice, Eastern Edison's annual return on equity would be subject to a floor of 6% and a ceiling of 11.75%.

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

        On May 1, 1997, Montaup and the R.I. Distribution Companies jointly filed amendments to the FERC-approved all-requirements power contracts between Montaup and the R.I. Distribution Companies, respectively, with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of the R.I. Distribution Companies, which allow f or recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows the R.I. Distribution Companies to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross-subsidies by their retail customers who are excluded from the groups of customers given retail choice prior to the final phase and by Montaup's other customers.

        The May 1st and May 30th filings were consolidated by FERC and on October 29, 1997, settlement agreements among Montaup, its affiliated and non-affiliated customers, the Massachusetts Attorney General, the MADOER, the RIDIV and RIPUC were submitted for FERC approval. These settlements represent a comprehensive resolution of federal/wholesale issues of electric utility industry restructuring based on the settlement agreements in Massachusetts and Rhode Island.

        Negotiations in Rhode Island on final settlement terms regarding retail issues of electric utility industry restructuring, are nearing completion, subsequent to which a formal filing will be made to the RIPUC for approval.

        The Company is currently reviewing legislation that has been introduced in Massachusetts concerning electric industry restructuring. Certain provisions of the legislation as drafted are problematic to the consensus achieved through our negotiated settlement with Massachusetts stakeholders.

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

        In July 1997, the Emerging Issues Task Force (EITF) reached a consensus regarding certain issues raised related to the application of Statement of Financial Accounting Standards No. 71, (FAS71) "Accounting for the Effects of Certain Types of Regulation". The EITF determined that when sufficient detail is available for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business being deregulated, the enterprise should discontinue the application of FAS71 to that deregulated portion of its business. In Massachusetts and Rhode Island, sufficient detail is deemed to be available, upon approval by FERC, of those restructuring plans submitted by the Company in its respective jurisdictions. The EITF further determined that regulatory assets and liabilities originating in the separable portion of the business and no longer subject to rate regulation should be evaluated on the basis of where regulated cash flows to recover those regulatory assets and liabilities will be derived. Based on the current settlement agreement submitted by the Company in Massachusetts, management does not believe the EITF decisions will have a material effect on the Company.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        See "Note C - Commitments and Contingencies: Recent Nuclear Regulatory Commission (NRC) Actions - Millstone III" for a discussion of pending legal action involving Montaup, Northeast Utilities, Connecticut Light & Power and Western Massachusetts Electric Company.

Item 5. Other Information

        On April 24, 1996, the FERC issued orders No. 888 and No. 889 to encourage competition in the bulk power market by requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions, establishing the right and a mechanism for recovery of prudently incurred stranded costs and requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). FERC also issued a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

        Open-access transmission tariffs for point-to-point and local network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariff s were the subject of a settlement agreement which was filed on July 9, 1996 to modify its terms and conditions in conformance with FERC's order.

        On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system and on January 21, 1997, filed additional revisions to coincide with the New England Power Pool (NEPOOL) Open Access Transmission filing (see below).

       On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a region wide OASIS in NEPOOL.

        On March 4, 1997, FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, on July 14, 19 97, Montaup filed revisions to its open access transmission service for compliance with FERC Order 888A. The filing incorporates all of the tariff amendments to date.

        On June 4, 1997, as supplemented on July 14, 1997, Montaup filed with FERC in Docket No. ER97-3200-000 amendments to its open access transmission tariff to provide for unbundled retail transmission service. Montaup proposed to allow retail customers to obtain retail transmission service directly from Montaup or through Montaup's retail affiliates acting as the retail customers' agent. Montaup requested FERC to allow the tariff amendments to become effective for service to retail customers in Blackstone's and Newport's service areas on July 1, 1997. FERC accepted the amendment to become effective subject to refund on that date in an order issued September 12, 1997. FERC accepted the amendment subject to any modification that may be required as a result of other pending proceedings concerning Montaup's transmission tariff and ordered Montaup to make a compliance filing changing the amendments in certain limited respects. The compliance filing was made by Montaup on October 1 0, 1997.

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

        On June 25, 1997, FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO is consistent with the public interest under section 203 of the Federal Power Act.

        NEPOOL is in the process of transferring operational control of the New England bulk power system to the ISO, a newly created non-profit Delaware corporation. The ISO's primary responsibility is to ensure system reliability, administer the NE POOL Tariff, and oversee the efficient and competitive functioning of the regional power market. The selection of the ISO's Board of Directors was announced in April 1997.

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

       In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits - None

        (b)     Reports on Form 8-K

         -      None filed in the quarter ended September 30, 1997.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Eastern Edison Company
                                          (Registrant)



Date:  November 14, 1997                /s/ Clifford J. Hebert, Jr.
                                            Clifford J. Hebert, Jr. Treasurer
                                            (on behalf of the Registrant and
                                             as Principal Financial Officer)