Form 10-Q
period 1998-03-31
EASTERN EDISON CO
filed 1998-05-15
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                  March 31, 1998

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

              Class                          Outstanding at April 30, 1998
       Common Shares, $25 par value                   2,891,357 shares

PART I - FINANCIAL INFORMATION

       Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

        ASSETS                                          March 31,      December 31,
                                                         1998            1997

        Utility Plant in Service                      $   819,374      $   822,990
        Less:  Accumulated Provision for Depreciation
                    and Amortization                      283,272          279,711
              Net Utility Plant in Service                536,102          543,279
        Construction Work in Progress                       5,089            2,248
              Net Utility Plant                           541,191          545,527
        Current Assets:
              Cash and Temporary Cash Investments           3,454              461
              Accounts Receivable - Other                  40,500           40,777
                                  - Assoc. Companies       11,125           14,143
              Fuel, Materials and Supplies                  7,889            7,982
              Other Current Assets                          4,046            3,688
                 Total Current Assets                      67,014           67,051
        Deferred Debits and Other Non-Current Assets      186,994          164,546
                        Total Assets                  $   795,199      $   777,124

        LIABILITIES AND CAPITALIZATION
        Capitalization:
              Common Stock, $25 Par Value             $    72,284      $    72,284
              Other Paid-In Capital                        47,249           47,249
              Common Stock Expense                            (44)             (44)
              Retained Earnings                           100,656           98,979
                 Total Common Equity                      220,145          218,468
              Redeemable Preferred Stock - Net             29,665           29,665
              Preferred Stock Redemption Cost              (1,943)          (2,053)
              Long-Term Debt - Net                        162,513          162,491
                 Total Capitalization                     410,380          408,571

        Current Liabilities:
              Long - Term Debt Due Within One Year         60,000           60,000
              Notes Payable                                 2,240            4,675
              Accounts Payable - Associated Companies       4,034            7,317
                               - Other                     24,857           27,113
              Taxes Accrued                                 1,461            2,325
              Interest Accrued                              4,688            4,923
              Other Current Liabilities                    17,015           15,011
                 Total Current Liabilities                114,295          121,364
        Deferred Credits and Other Non-Current Liab.      128,877          107,714
        Accumulated Deferred Taxes                        141,647          139,475
                 Total Liabilities and Capitalization $   795,199      $   777,124


               See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)


                                                Three Months Ended                  Three Months Ended
                                                                                   March 31,

                                                1998         1997                   1998         1997

        Operating Revenues                   $ 108,928    $ 110,588              $ 108,928    $ 110,588
        Operating Expenses:
           Fuel                                26,405       29,469                 26,405       29,469
           Purchased Power                     27,891       32,484                 27,891       32,484
           Other Operation and Maintenance     23,568       22,460                 23,568       22,460
           Depreciation and Amortization        7,464        6,890                  7,464        6,890
           Taxes  - Other Than Income           2,917        2,886                  2,917        2,886
           Income Taxes - Current               3,738        7,512                  3,738        7,512
                        - Deferred (Credit)     2,583       (3,400)                 2,583       (3,400)
                 Total                         94,566       98,301                 94,566       98,301
        Operating Income                       14,362       12,287                 14,362       12,287
        Allowance for Other Funds
          Used During Construction                 40           38                     40           38
        Other Income - Net                        254        1,153                    254        1,153
        Income Before Interest Charges         14,656       13,478                 14,656       13,478
        Interest Charges:
          Interest on Long-Term Debt            3,751        3,751                  3,751        3,751
          Other Interest Expense                  848          829                    848          829
          Allowance for Borrowed Funds Used
            During Construction (Credit)          (33)         (37)                   (33)         (37)
        Net Interest Charges                    4,566        4,543                  4,566        4,543
        Net Income                             10,090        8,935                 10,090        8,935
        Preferred Dividend Requirements           497          497                    497          497
        Consolidated Net Earnings            $  9,593     $  8,438               $  9,593     $  8,438


    See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                 Three Months Ended
                                                                March 31,

                                                                  1998         1997

        CASH FLOW FROM OPERATING ACTIVITIES:

        Net Income                                            $  10,090    $   8,935
        Adjustments to Reconcile Net Income to Net
           Cash Provided from Operating Activities:
              Depreciation and Amortization                       7,981        7,221
              Amortization of Nuclear Fuel                          207          358
              Deferred Taxes                                      2,585       (3,418)
              Investment Tax Credit, Net                           (325)        (234)
              Allowance for Other Funds Used During Construction    (40)         (38)
              Other - Net                                        (2,568)        (175)
        Change in Operating Assets and Liabilities               (1,605)      15,378
        Net Cash Provided From Operating Activities              16,325       28,027

        CASH FLOW FROM INVESTING ACTIVITIES:
           Construction Expenditures                             (2,594)      (3,864)
        Net Cash (Used in) Investing Activities                  (2,594)      (3,864)

        CASH FLOW FROM FINANCING ACTIVITIES:
           Common Stock Dividends Paid to EUA                    (7,806)     (24,806)
           Preferred Dividends Paid                                (497)        (497)
           Net (Decrease) in Short-Term Debt                     (2,435)        (275)
        Net Cash (Used in) Financing Activities                 (10,738)     (25,578)
        Net Increase (Decrease) in Cash and Temporary
           Cash Investments                                       2,993       (1,415)
        Cash and Temporary Cash Investments at
           Beginning of Period                                      461        2,105
        Cash and Temporary Cash Investments at
           End of Period                                      $   3,454    $     690

        Supplemental disclosures of cash flow information:
           Cash paid during the period for:
              Interest (Net of Capitalized Interest)          $   3,986    $   3,972
              Income Taxes                                    $   5,612    $   5,141


See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1997 Annual Report on Form 10-K.

Note A -In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", customer choice of electricity supplier commenced on January 1, 1998 and March 1, 1998 for EUA's Rhode Island and Massachusetts retail distribution customers, respectively. Coincident with retail access, Montaup Electric Company (Montaup), EUA's generation and transmission company, began billing its affiliated EUA electric distribution companies, Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport), in Rhode Island, and Eastern Edison Company (Eastern Edison), in Massachusetts, a contract termination charge (CTC). The CTC permits Montaup to recover, among other things, its above market investment in generation assets over a period of twelve years, a period shorter than the expected useful lives of these assets. As a result, Montaup is deferring revenue in an amount equal to the difference between depreciation expense recorded pursuant to generally accepted accounting principles and the level of asset recovery included in the CTC. In addition, provisions of the CTC formula require Montaup to accrue and/or defer revenues related to recovery of certain of its generation-related expenses.

          Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income of the Company is immaterial and therefore no recognition is required by the Company.

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

Note B -Results shown above for the respective interim periods are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

Note C-     Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          General:

          Recent actions by the NRC indicate that the NRC has become more critical and active in its oversight of nuclear power plants. Montaup is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which the Company has an ownership interest or power contract.

          Millstone 3:

  Montaup has a 4.01% ownership interest in Millstone 3, an 1154-mw nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Subsidiaries of Northeast are the lead participants in Millstone 3. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

     On April 8, 1998, Northeast announced that Millstone 3 was ready for NRC inspection indicating that virtually all of the restart-required physical work had been completed. Various independent inspections are required prior to restart. The Company cannot predict when the plant will be restarted.

     While Millstone 3 is out of service, Montaup will incur incremental replacement power costs estimated at up to $1 million per month.

     In August 1997, nine non-operating owners, including Montaup, who together own approximately 19.5% of Millstone 3, filed a demand for arbitration against Connecticut Light and Power (CL&P) and Western Massachusetts Electric Company (WMECO) as well as lawsuits against Northeast and its Trustees. CL&P and WMECO, owners of approximately 65% of Millstone 3, are Northeast subsidiaries that agreed to be responsible for the proper operation of the unit.

     The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses will exceed $200 million.

     Montaup pays its share of Millstone 3's O&M expenses on a reservation of right basis. The fact that Montaup makes payment for these expenses is not an admission of financial responsibility for expenses incurred or to be incurred due to the outage.

     Montaup cannot predict the ultimate outcome of the NRC inquiries or legal proceedings brought against CL&P, WMECO and Northeast or the impact which they may have on the Company and the EUA system.

Maine Yankee:

     On August 6, 1997, as the result of an economic evaluation, the Maine Yankee Board of Directors voted to permanently close that nuclear plant. Montaup has a 4.0% equity ownership in Maine Yankee.

     On November 5, 1997, Maine Yankee submitted a rate filing to the FERC to provide for recovery of its costs during the decommissioning period. The filing provides for the investment in plant, nuclear fuel and associated facilities to continue to be recovered through October 2008.

     On November 6, 1997, Maine Yankee submitted an estimate of its costs to the FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. FERC also granted intervention requests and ordered a public hearing on the prudency of Maine Yankee's decision to shut down the plant and on the reasonableness of the proposed rate amendments.

     Also, as a result of the August 1997 shutdown, Montaup and the other equity owners have been notified by the Secondary Purchasers that they will no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts are between the equity owners as a group and 30 municipalities throughout New England. Presently, the equity owners are making payments to Maine Yankee to cover the payments that would be made by the municipals.

     On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. On April 7, 1998, a Maine judge denied the Secondary Purchasers' motion to compel arbitration and indicated the jurisdictional question should be first decided by FERC. On April 15, 1998, the Secondary Purchasers notified FERC of the judge's decision and asked for expedited action on the pending complaint against them for non payment. The equity owners are seeking an order from FERC declaring that the Secondary Purchasers remain responsible for payments due under the Purchase Contracts and directing the Secondary Purchasers to make such payments. The equity owners also seek a modification of the Secondary Purchase Contracts to extend the termination date or otherwise to ensure that the equity owners may fully recover from the Secondary Purchasers a share of the costs of shutting down and decommissioning the Maine Yankee plant that is proportionate to the Secondary Purchasers' entitlements to energy from the plant. Management does not believe that this contract issue will have a material effect on Montaup's future operating results or financial position and cannot predict its ultimate outcome at this time.

Department of Energy Actions:

               In addition to its 4.0% equity ownership in Maine Yankee, Montaup also has a 4.5% equity ownership interest in both the Yankee Atomic and Connecticut Yankee nuclear generating stations. Both of these facilities have permanently ceased power generation operations and are in the process of decommissioning the sites.

               In early 1998, Yankee Atomic, Maine Yankee and Connecticut Yankee, individually, as well as a number of other utilities, filed suit in federal appeals court seeking a court order to require the Department of Energy (DOE) to immediately establish a program for the disposal of spent nuclear fuel. Yankee Atomic and Connecticut Yankee are also seeking damages of approximately $70 million and $90 million, respectively. Under the Nuclear Waste Policy Act of 1992, the DOE was to provide for the disposal of radioactive wastes and spent nuclear fuel starting in 1998 and has collected funds from owners of nuclear facilities to do so. On February
19, 1998, Maine Yankee also filed a petition in the U.S. Court of Appeals seeking to compel the Department of Energy to remove and dispose of the spent fuel at the Maine Yankee site. Under their Standard Contract, the DOE had a deadline for beginning the removal process at all nuclear plants on January
31, 1998, which was not met.   On May 5, 1998, the Court of Appeals denied
several motions brought in the proceeding, including several motions for injunctive relief brought by the utility petitioners. In particular, the Court denied the requests to require the DOE to immediately establish a program for the disposal of spent nuclear fuel. Management cannot predict the ultimate outcome of this issue.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the first quarter of 1998 were $9.6 million, compared to first quarter 1997 net earnings of $8.4 million. This change was due primarily to a 2.1% increase in year-to-date retail kilowatthour (kWh) sales and to accrued revenues of Montaup pursuant to approved settlement agreements. The year-to-date sales improvement was led by a 9.2% increase in sales to industrial customers, signaling an improvement in economic conditions in the Company's service territory.

Operating Revenues

     Operating Revenues decreased approximately $1.7 million to $108.9 million in the first quarter of 1998 compared to the same period in 1997. This decrease is primarily due to decreased recoveries of fuel, purchased power and conservation and load management expenses aggregating $7.2 million.
Offsetting this decrease somewhat were increased base rate revenues resulting from increased kWh sales and revenues accrued by Montaup pursuant to approved settlement agreements.

Operating Expenses

     Fuel expense for the first quarter of 1998 decreased from that of the same period in 1997 by approximately $3.1 million or 10.4%. Nuclear units provided a greater share of kilowatthour requirements and a 14% decrease in the cost of fossil fuels resulted in a 15% decrease in average fuel costs.

     Purchased Power expense for the first quarter of 1998 decreased approximately $4.6 million or 14.1% as compared to last year's first quarter. Lower costs billed to Montaup by Maine Yankee, Connecticut Yankee and Ocean State Power in 1998's first quarter were primarily responsible for this change.

     Other Operation and Maintenance (O&M) expenses for the first quarter of 1998 increased approximately $1.1 million from the same period in 1997. This increase is due primarily to increased legal expenses, increased conservation and load management expenses, and increased customer accounts expense aggregating approximately $1.3 million. In addition, transmission expenses from other utilities increased approximately $400,000. These increases were offset by decreased FAS106 expenses and decreased jointly owned unit expenses aggregating approximately $700,000.

Income Taxes

     Eastern Edison's effective tax rate for the quarter ended March 31, 1998 was approximately 39.6% compared to 34.0% for the same period of a year ago. Provisions of restructuring settlement agreements which require the acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net decreased by approximately $900,000 in this years first quarter. This decreased is primarily due to first quarter 1997 interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts Corporate income tax dispute.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Eastern Edison and Montaup, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $120 million. As of March 31, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. At March 31, 1998, under the revolving credit agreement the EUA System had short-term borrowings
available of approximately $4.2 million.   At March 31, 1998, Eastern Edison
had $2.2 million of outstanding short-term debt and Montaup had zero outstanding short-term debt. In the first quarter of 1998, internally generated funds amounted to $9.9 million while cash construction requirements for the same period were approximately $2.6 million.

Electric Utility Industry Restructuring

     The electric utility industry in both Massachusetts and Rhode Island, the states in which EUA provides electric services, is transitioning from a traditional rate regulated environment to a competitive marketplace. Traditional electric utility services - generation, transmission and distribution - have been unbundled into separate and distinct services. The generation, or supply, function is now competitive with customers able to choose their own electricity supplier at market prices. The transmission and distribution functions remain regulated services. The local distribution company is responsible for providing distribution services to the ultimate electricity consumer within its franchised service territory and the transmission company is required to provide open access, non-discriminatory transmission services to generation or supply companies.

     Legislation in both Rhode Island and Massachusetts along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, provided EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and immediate rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone, and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through 2004. Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned proportionately to purchasers of Montaup's generating capacity.

     Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contracts with its affiliated retail distribution companies with a contract termination charge (CTC) which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC coincident with retail access and the distribution companies are recovering the CTC through a non-bypassable transition access charge to all of their distribution customers.

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC for the net proceeds, with a return, in equal annual amounts over the period commencing on the date the RVC is implemented through December 31, 2009. See Divestiture below.

     For a more detailed discussion of electric industry restructuring, refer to the Company's 1997 Annual Report on Form 10K.

Massachusetts Referendum

     The Office of the Attorney General has certified a referendum petition to repeal the Electric Industry Restructuring Act (the Act) as a matter appropriate for a referendum initiative. The Act was signed into law in November 1997. A petition was filed with the Election Division of the Office of the Secretary of State in February 1998. A question on repealing the Act will be presented to voters on the November 1998 ballot. EUA and the electric industry in Massachusetts are actively opposing repeal. Management cannot predict the outcome of the November ballot question.

Divestiture

     Montaup began marketing its entire generation portfolio in July 1997, and subsequently received bids from a number of potential purchasers. On January 23, 1998, based on a review of the offers and discussions with potential purchasers, Montaup announced that it was reopening the sales process on the majority of its generating assets and expects to execute purchase and sale agreements by mid 1998. In March 1998, Montaup announced it would combine the marketing of its 50% share (approximately 290 mw) in Unit 2 of the Canal Generating station on Cape Cod with sales efforts of the plant's co-owner and operator, Canal Electric Company. By doing this, potential purchasers are offered an expandable site that includes 1,100 mw of existing generating capacity, an excellent operating record and the capability of burning either natural gas or oil as a fuel. In April 1998, EUA announced the signing of agreements for the transfer of power purchase contracts for approximately 160 mw between Montaup and Ocean State Power and the sale of two diesel-powered generating units (totaling approximately 16 mw) owned by Newport. Both the transfer of the power contracts and sale of the diesel generating units are subject to regulatory approval.

Other

     The Company occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. Actual results could differ materially from these statements. Therefore, no assurances can be given that such forward-looking statements and estimates will be achieved.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See "Note C - Commitments and Contingencies: Recent Nuclear Regulatory Commission (NRC) Actions" for a discussion of pending legal actions involving several of the nuclear plants in which Montaup has an ownership interest.

Item 5.     Other Information

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. The installed capability market was implemented in April of 1998, and the operable capability, energy, automatic generation control and the reserve markets are expected to start during the fourth quarter of 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits - None.

     (b)     Reports on Form 8-K- None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Eastern Edison Company
                              (Registrant)


Date:  May 15, 1998     /s/Clifford J. Hebert, Jr., Treasurer
                         Clifford J. Hebert, Jr., Treasurer
                         (on behalf of the Registrant
                         and as Principal Financial Officer)