Form 10-Q
period 1998-06-30
EASTERN EDISON CO
filed 1998-08-13
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                  June 30, 1998

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

              Class                          Outstanding at July 31, 1998
       Common Shares, $25 par value                   2,891,357 shares

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

ASSETS                                                   June 30,         December 31,
                                                           1998             1997

Utility Plant in Service                              $   820,350      $   822,990
Less:  Accumulated Provision for Depreciation
            and Amortization                              289,805          279,711
      Net Utility Plant in Service                        530,545          543,279
Construction Work in Progress                               7,571            2,248
      Net Utility Plant                                   538,116          545,527
Current Assets:
      Cash and Temporary Cash Investments                     445              461
      Accounts Receivable - Other                          36,750           40,777
                          - Associated Companies           13,255           14,143
      Fuel, Materials and Supplies                           7,416            7,982
      Other Current Assets                                  4,526            3,688
         Total Current Assets                              62,392           67,051
Deferred Debits and Other Non-Current Assets              191,743          164,546
                Total Assets                          $   792,251      $   777,124

LIABILITIES AND CAPITALIZATION
Capitalization:
      Common Stock, $25 Par Value                     $    72,284      $    72,284
      Other Paid-In Capital                                47,250           47,249
      Common Stock Expense                                    (44)             (44)
      Retained Earnings                                    97,564           98,979
         Total Common Equity                              217,054          218,468
      Redeemable Preferred Stock - Net                     29,665           29,665
      Preferred Stock Redemption Cost                      (1,853)          (2,053)
      Long-Term Debt - Net                                162,533          162,491
         Total Capitalization                             407,399          408,571

Current Liabilities:
      Long - Term Debt Due Within One Year                 40,000           60,000
      Notes Payable                                        18,145            4,675
      Accounts Payable - Associated Companies               8,799            7,317
                       - Other                             24,770           27,113
      Taxes Accrued                                         1,083            2,325
      Interest Accrued                                      4,772            4,923
      Other Current Liabilities                            12,220           15,011
         Total Current Liabilities                        109,789          121,364
Deferred Credits and Other Non-Current Liabilities        131,510          107,714
Accumulated Deferred Taxes                                143,553          139,475
         Total Liabilities and Capitalization         $   792,251      $   777,124


               See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)


                                        Three Months Ended          Six Months Ended
                                            June 30,                     June 30,

                                        1998         1997          1998         1997

Operating Revenues                   $ 97,342     $ 103,716     $ 206,270    $ 214,304
Operating Expenses:
   Fuel                                23,471       23,662        49,876       53,131
   Purchased Power                     27,895       30,180        55,786       62,664
   Other Operation and Maintenance     22,907       27,221        46,475       49,681
   Early Retirement Offer                   0          737                        737
   Depreciation and Amortization        7,462        6,891        14,926       13,781
   Taxes  - Other Than Income           2,749        2,782         5,666        5,668
   Income Taxes - Current                 634        3,059         4,372       10,571
                - Deferred (Credit)     2,853         (340)        5,436       (3,740)
         Total                         87,971       94,192       182,537      192,493
Operating Income                        9,371        9,524        23,733       21,811
Allowance for Other Funds
  Used During Construction                 12           21            52           59
Other Income - Net                         40          453           294        1,606
Income Before Interest Charges          9,423        9,998        24,079       23,476
Interest Charges:
  Interest on Long-Term Debt            3,556        3,752         7,307        7,503
  Other Interest Expense                  616          969         1,464        1,798
  Allowance for Borrowed Funds Used
    During Construction (Credit)          (52)         (59)          (85)         (96)
Net Interest Charges                    4,120        4,662         8,686        9,205
Net Income                              5,303        5,336        15,393       14,271
Preferred Dividend Requirements           497          497           994          994
Consolidated Net Earnings            $  4,806     $  4,839      $ 14,399     $ 13,277

               See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                  Six Months Ended
                                                                      June 30,

                                                                  1998         1997
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                  $    15,393    $  14,271
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                              15,855       14,447
      Amortization of Nuclear Fuel                                  409          586
      Deferred Taxes                                              5,441       (3,711)
      Investment Tax Credit, Net                                   (651)        (468)
      Allowance for Other Funds Used During Construction            (52)         (59)
      Other - Net                                                (6,475)      (1,487)
Change in Operating Assets and Liabilities                         (403)       7,377
Net Cash Provided From Operating Activities                      29,517       30,956

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                                     (6,396)      (5,819)
Net Cash (Used in) Investing Activities                          (6,396)      (5,819)

CASH FLOW FROM FINANCING ACTIVITIES:
   Common Stock Dividends Paid to EUA                           (15,613)     (32,613)
   Preferred Dividends Paid                                        (994)        (994)
   Net (Decrease) in Long-Term Debt                             (20,000)
   Net Increase in Short-Term Debt                               13,470        7,471
Net Cash (Used in) Financing Activities                         (23,137)     (26,136)
Net (Decrease)  in Cash and Temporary
   Cash Investments                                                 (16)        (999)
Cash and Temporary Cash Investments at
   Beginning of Period                                              461        2,105
Cash and Temporary Cash Investments at
   End of Period                                            $       445    $   1,106

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)                $     7,711    $   7,572
      Income Taxes                                          $     7,708    $  10,026


 See accompanying notes to consolidated condensed financial statements.

                  EASTERN EDISON COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in Eastern Edison Company's (Eastern Edison or the Company) 1997 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1998 and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," customer choice of electricity supplier commenced on January 1, 1998 and March 1, 1998 for EUA's Rhode Island and Massachusetts retail distribution customers, respectively. Coincident with retail access, Montaup Electric Company (Montaup), EUA's generation and transmission company, began billing its affiliated EUA electric distribution companies, Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport), in Rhode Island, and Eastern Edison Company (Eastern Edison), in Massachusetts, a contract termination charge (CTC).

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

          In March 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting For the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), effective in 1999. SOP 98-1 provides specific guidance on whether to capitalize or expense costs within its scope. The Company does not expect SOP 98-1 to have a material impact on its financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Actives," which is effective in 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial positions and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

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

Note B - Results shown for the respective interim periods being reporting herein are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

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

          Millstone 3:

          Montaup has a 4.01% ownership interest in Millstone 3, an 1,154-megawatt (mw) nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Subsidiaries of Northeast are the lead participants in Millstone 3. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          In October 1996, the Nuclear Regulatory Commission (NRC), which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office was responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program (ICAVP), (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Also, the NRC directed Northeast to submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan.

          On April 8, 1998, Northeast announced that Millstone 3 was ready for NRC inspection indicating that virtually all of the restart-required physical work had been completed. On June 29, 1998, the NRC authorized Northeast to begin restart activities of Millstone 3. The authorization was given after the NRC staff verified that several final technical and programmatic issues were resolved. Millstone 3 was restarted during the first week of July and on July 14, 1998 Millstone 3 returned to full power operations. The NRC will continue to closely monitor Millstone 3's performance.

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

          The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the n on-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance
          (O&M) costs resulting from the two-year shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. In December 1997, Northeast filed a motion to dismiss the non-operating owner's claims, or alternatively to stay pending arbitration. These requests were denied in July 1998.

          Montaup pays its share of Millstone 3's O&M expenses on a reservation of right basis. The fact that Montaup makes payment for these expenses is not an admission of financial responsibility for expenses incurred or to be incurred due to the outage.

          Montaup cannot predict the ultimate outcome of the legal proceedings brought against CL&P, WMECO and Northeast or the impact which they may have on the Company and the EUA system.

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

          On November 6, 1997, Maine Yankee submitted an estimate of its costs to the FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. FERC also granted intervention requests and ordered a public hearing on the prudency of Maine Yankee's decision to shut down the plant and on the reasonableness of the proposed rate amendments. On May 20, 1998, FERC issued a schedule which set the discovery and testimony phase of the case through the remainder of 1998, with a settlement conference set for February 15, 1999, and a hearing scheduled for April 1, 1999.

          On August 4, 1998, the Maine Yankee Board of Directors selected Stone & Webster Engineering Corporation to execute a $250 million contract for the decommissioning and decontamination of Maine Yankee. The decommissioning plan includes an option for Stone & Webster to repower the Maine Yankee site with a gas-fired plant.

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

          On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. On April 7, 1998, a Maine judge denied the Secondary Purchasers' motion to compel arbitration and indicated the jurisdictional question should be first decided by FERC. On April 15, 1998, the Secondary Purchasers notified FERC of the judge's decision and asked for expedited action on the pending complaint against them for non-payment. The equity owners are seeking an order from FERC declaring that the Secondary Purchasers remain responsible for payments due under the Purchase Contracts and directing the Secondary Purchasers to make such payments.

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

          In early 1998, Yankee Atomic, Maine Yankee and Connecticut Yankee, individually, as well as a number of other utilities, filed suit in federal appeals court seeking a court order to require the Department of Energy (DOE) to immediately establish a program for the disposal of spent nuclear fuel. Yankee Atomic and Connecticut Yankee are also seeking damages of approximately $70 million and $90 million, respectively. Under the Nuclear Waste Policy Act of 1992, the DOE was to provide for the disposal of radioactive wastes and spent nuclear fuel starting in 1998 and has collected funds from owners of nuclear facilities to do so. On February 19, 1998, Maine Yankee also filed a petition in the U.S. Court of Appeals seeking to compel the Department of Energy to remove and dispose of the spent fuel at the Maine Yankee site. Under their Standard Contract, the DOE had a deadline for beginning the removal process at all nuclear plants on
          January 31, 1998, which was not met.   On May 5, 1998, the Court of
          Appeals denied several motions brought in the proceeding, including several motions for injunctive relief brought by the utility petitioners. In p articular, the Court denied the requests to require the DOE to immediately establish a program for the disposal of spent nuclear fuel. On June 3, 1998, Maine Yankee filed a lawsuit against the DOE for $128 million in the U.S. Court of Claims for damages as a result of the DOE's refusal to accept the spent nuclear fuel. Management cannot predict the ultimate outcome of this issue.

          Other

          See Massachusetts Referendum, in Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of a referendum in Massachusetts to repeal deregulation legislation that will be presented to voters on the November 1998 ballot.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the second quarter of 1998 were approximately $4.8 million, relatively unchanged compared to the net earnings of the second quarter 1997. For the six months ended June 30, 1998, net earnings were approximately $14.4 million, compared to net earnings of $13.3 million for the respective period of 1997. Both second quarter and year-to-date 1997 results include the impacts of the June 1997 early retirement offer which resulted in a charge of approximately $700,000 (approximately $500,000 after-tax) to second quarter and year-to-date 1997 earnings.

Operating Revenues

     Operating Revenues for the second quarter and year-to-date periods of 1998 decreased approximately $6.4 million or 6.1% and $8.0 million or 3.8%, respectively as compared to the same periods of 1997. These decreases were due primarily to recoveries of decreased fuel and purchased power expense of approximately $2.5 million and $10.1 million for the respective periods, and, in the second quarter, an unbilled revenue timing adjustment of approximately $2.5 million resulting from restructured rates. Also, rate reductions coincident with retail access which became effective March 1, 1998 negatively impacted revenues in both periods. Offsetting these decreases somewhat were increased recoveries of conservation and load management (C&LM) expenses of approximately $500,000 and $1.0 million in the respective periods, a less than 1% and a 1.5% increase in kilowatthour (kWh) sales for the respective periods, and revenues accrued by Montaup pursuant to approved settlement agreements.

Operations Expense

     Fuel expense for the second quarter and year-to-date periods decreased by approximately $200,000 or almost 1% and $3.3 million or 6.1%, respectively, as compared to the same periods in 1997. For the second quarter, nuclear units provided a greater share of kWh requirements and a 11% decrease in the cost of fossil fuels contributed to a 11% decrease in average fuel costs. For the year-to-date period, the cost of fossil fuels decreased 13%, which contributed to a 15% decrease in the average cost of fuel as compared to the six months ended June 30, 1997. Offsetting these decreases in fuel expense for the second quarter and year-to-date periods were increases in total energy generated and purchased of 12.9% and 9.4%, respectively.

     Purchased Power demand expense for the second quarter and the six months ended June 30, 1998 decreased approximately $2.3 million or 7.6% and $6.9 million or 11%, respectively, as compared to the same periods in 1997. These decreases are due primarily to decreased billings from Maine Yankee, Connecticut Yankee and the Ocean State Power project.

     Other Operation and Maintenance (O&M) expenses decreased approximately $4.3 million or 15.8%, and approximately $3.2 million or 6.5%, for the second quarter and year-to-date periods of 1998, as compared to the same periods of 1997. Jointly owned units expense decreased $1.8 million and $2.1 million in the second quarter and year-to-date periods, respectively, largely due to decreased expenses at Millstone 3, Canal 2 and Seabrook. Also affecting both periods were decreased expenses from the April 1997 storm which struck Eastern Edison's service territory and decreased expenses as a result of extensive scheduled maintenance outages at Montaup's Somerset Station and the Canal 2 Unit in 1997. These decreases were offset by increased C&LM expenses of $500,000 in the second quarter and $1.0 million in the year-to-date period. Also impacting the second quarter decrease was decreased transmission expenses from other utilities and decreased legal expenses aggregating approximately $1.5 million.

Income Taxes

     Eastern Edison's effective tax rate for the six months ended June 30, 1998 was approximately 40.4% compared to 34.0% for the same period of a year ago. Provisions of restructuring settlement agreements which require the acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

Depreciation and Amortization Expense

     Depreciation and Amortization expense increased approximately $600,000 or 8.3% in the second quarter and $1.1 million or 8.3% in the year-to-date period as compared to the same periods of 1997 due largely to amortization of certain regulatory assets pursuant to restructuring settlement agreements.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net decreased by approximately $400,000 in the second quarter of 1998, and $1.3 million in the year-to-date period, as compared to the same periods of 1997. The year-to-date decrease is primarily due to first quarter 1997 interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts corporate income tax dispute.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Eastern Edison and Montaup, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of June 30, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. At June 30, 1998 these unused EUA System short-term lines of credit amounted to approximately $77.8 million. The Company had $18.1 million of short-term debt at June 30, 1998.

     The Company's year-to-date June 30, 1998 internally generated funds available after the payment of dividends amounted to $15.1 while its cash construction requirements for the same period were $6.4 million.

Electric Utility Industry Restructuring

     Legislation in both Rhode Island and Massachusetts along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, provided EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and immediate rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through December 31, 2004. Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April 1998, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned proportionately to purchasers of Montaup's generating capacity.

     Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contracts with its affiliated retail distribution companies with a contract termination charge (CTC) which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC coincident with retail access. The distribution companies are recovering the CTC through a non-bypassable transition access charge to all of their distribution customers.

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

Massachusetts Referendum

     In Massachusetts, a referendum to repeal comprehensive deregulation legislation that became law on November 25, 1997 will be presented to voters on the November 1998 ballot. A coalition formed to oppose the referendum unsuccessfully challenged the petition's signatures and the constitutionality of the repeal effort and has now begun to focus on opposing the question on the November ballot. Although EUA does not believe this legislation will be repealed, in the event that it is, the impact on restructuring efforts is unknown. It is clear, however, that it would be very difficult to unwind the mandated 10 percent discount customers have been receiving since March 1, 1998 and the sale of generation assets already closed or pending. Since the Federal Energy Regulatory Commission approved EUA's restructuring settlement agreements, it is possible that little change would occur. Moreover, it is also possible that the Massachusetts Legislature could pass another bill early next year to preserve essential terms of the existing law or that the Department of Telecommunications and Energy could decide that it has the requisite authority to keep EUA's present settlements in place. Management cannot predict the outcome of the November ballot question.

Divestiture

     Montaup began marketing its entire generation portfolio in July 1997, and subsequently received bids from a number of potential purchasers. On January 23, 1998, based on a review of the offers and discussions with potential purchasers, Montaup announced that it was reopening the sales process on the majority of its generating assets and expects to execute purchase and sale agreements during the third quarter of 1998. In April 1998, EUA announced the signing of agreements for the transfer of power purchase contracts for approximately 160 mw between Montaup and Ocean State Power and the sale of two diesel-powered generating units (totaling approximately 16 mw) owned by Newport.

     On May 27, 1998, EUA announced that Montaup has agreed to sell its 50 percent share (280 mw) of Unit 2 of the Canal Generating Station in Sandwich, Massachusetts to Southern Energy for approximately $75 million. This sale is expected to be finalized near the end of 1998.

     On June 25, 1998, EUA announced that Montaup has agreed to sell its 2.9 percent share (34 mw) of the Seabrook Station nuclear power plant to the Great Bay Power Corporation, a subsidiary of BayCorp Holdings, LTP for $3.2 million.

     On August 4, 1998, EUA announced an agreement to sell its 2.6% (16 mw) share of the W. F. Wyman Unit 4 in Yarmouth, Maine to the FPL Group for approximately $2.4 million.

     All of the sale agreements are subject to federal and state regulatory approvals, including that of the Nuclear Regulatory Commission with respect to the Seabrook sale.

     Resources remaining in EUA's marketing efforts include wholly-owned fossil-fueled and hydroelectric facilities and approximately 300 mw of power purchase contracts from generating units throughout New England as well as two sites providing potential power plant development opportunities. It is anticipated that an announcement on the sale of EUA's Somerset, Massachusetts, coal-fired generating station will be made in the third quarter.

Year 2000 Compliance

     The "Year 2000" problem exists because some computer programs and embedded microchips may not properly recognize a year that begins with "20" instead of "19", and therefore may fail or create erroneous results. EUA is actively engaged in identifying, assessing, and responding to the implications of this problem for its operations.

EUA's State of Readiness:

     The Company has identified all of its information technology systems and is assessing and testing its Year 2000 compliance. EUA has established a structured approach which ranks its mainframe applications, client server and network applications, as well as desktop and personal computer applications. To date, the Company has identified several critical systems which have been corrected, however, there may be others.

     EUA is in the process of identifying and assessing its embedded technology and anticipates findings by October 1998. When the preliminary embedded chip inventory and assessment process is complete, EUA will then prioritize the results to address the most critical areas of its business first. EUA's goal is that most, if not all, embedded chips that support its mission critical operations will be compliant by mid-year 1999.

     EUA's business is dependent upon external parties, including vendors, suppliers and business partners, for the reliable delivery of its products and services. The Company has inquired in writing to all of its suppliers and service providers with regard to their Year 2000 compliancy, and has established a follow-up process. EUA has identified the third parties with which it has a material relationship in order to establish their Year 2000 status in a timely fashion, and is continuing to do so. EUA will attempt to replace critical vendors that it knows or has indications are not likely to be Year 2000 compliant within a reasonable time frame.

The Cost to Address the Company's Year 2000 Issues:

     Since the beginning of its efforts in 1993 to address Year 2000 issues, EUA has expended approximately $300,000 addressing Information Services-related issues. During 1998, EUA will expend approximately $1.2 million in capital expenditures for purchasing two new systems that are Year 2000 compliant -- a new telephone system and a general ledger system. Based on information reviewed to date, management does not believe the year 2000 compliance expense will be material to EUA's future operating results or future financial condition.

The Risks of EUA's Year 2000 Issues and EUA's Contingency Plans:

     The Company is in the process of identifying and verifying realistic failure scenarios which will require contingency plans. While EUA has not completed its analysis, EUA anticipates establishing a prioritized list of potential failures with a formal contingency plan for each one deemed critical to its ongoing operations during the first half of 1999.

     Based on information reviewed to date, EUA believes its plans of action are adequate to secure Year 2000 compliance of its critical systems and to reduce the risk of external impacts to its operations. Nevertheless, achieving Year 2000 compliance is subject to the risks and uncertainties described above, and adverse effects, should they occur, could be material despite the Company's efforts to prevent or mitigate them.
 Other

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

Item 4. Submission of Matters to a Vote of Security Holders.

        (a)  A Consent to Action in Lieu of Annual Meeting of Stockholders
            (Consent to Action) was executed April 15, 1998 by Eastern
             Utilities Associates, the holder of the entire issued and
             outstanding Common Stock of the Company and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

        (b) The Board of Directors as previously reported to the Securities and Exchange Commission was re-elected in its entirety.

        (c) The only matters voted on in the Consent to Action was the election of directors.

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. The installed capability market was implemented in April 1998, and the operable capability, energy, automatic generation control and the reserve markets are expected to start during the fourth quarter of 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - None.

         (b)   Reports on Form 8-K.

         - June 26, 1998, the Registrant filed a Current Report on Form 8-K with respect to Item 5 (Other Events).


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Eastern Edison Company
                                             (Registrant)



Date:  August 13, 1998                  /s/ Clifford J. Hebert, Jr.
                                        Clifford J. Hebert, Jr., Treasurer
                                        (on behalf of the Registrant and
                                        as Principal Financial Officer)