Form 10-Q
period 1998-09-30
EASTERN EDISON CO
filed 1998-11-13
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998

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

        Class                          Outstanding at October 31, 1998
Common Shares, $25 par value                   2,891,357 shares

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)



ASSETS                                          September 30,     December 31,
                                                   1998             1997

Utility Plant in Service                         $   821,962      $   822,990
Less:  Accumulated Provision for Depreciation
            and Amortization                         296,448          279,711
      Net Utility Plant in Service                   525,514          543,279
Construction Work in Progress                         10,409            2,248
      Net Utility Plant                              535,923          545,527
Current Assets:
      Cash and Temporary Cash Investments                305              461
      Accounts Receivable - Other                     41,097           40,777
                          - Associated Companies      16,332           14,143
      Fuel, Materials and Supplies                     9,302            7,982
      Other Current Assets                             3,641            3,688
         Total Current Assets                         70,677           67,051
Deferred Debits and Other Non-Current Assets         191,936          164,546
                Total Assets                     $   798,536      $   777,124

LIABILITIES AND CAPITALIZATION
Capitalization:
      Common Stock, $25 Par Value                $    72,284      $    72,284
      Other Paid-In Capital                           47,250           47,249
      Common Stock Expense                               (44)             (44)
      Retained Earnings                               99,461           98,979
         Total Common Equity                         218,951          218,468
      Redeemable Preferred Stock - Net                29,665           29,665
      Preferred Stock Redemption Cost                 (1,761)          (2,053)
      Long-Term Debt - Net                           162,541          162,491
         Total Capitalization                        409,396          408,571

Current Liabilities:
      Long - Term Debt Due Within One Year                 0           60,000
      Notes Payable                                   52,195            4,675
      Accounts Payable - Associated Companies         10,588            7,317
                       - Other                        24,663           27,113
      Taxes Accrued                                    1,382            2,325
      Interest Accrued                                 3,876            4,923
      Other Current Liabilities                       12,898           15,011
         Total Current Liabilities                   105,602          121,364
Deferred Credits and Other Non-Current Liabilities   142,294          107,714
Accumulated Deferred Taxes                           141,244          139,475
         Total Liabilities and Capitalization    $   798,536      $   777,124


       See accompanying notes to consolidated condensed financial statements.

 EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (In Thousands)



                                                Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,

                                                1998         1997          1998         1997

        Operating Revenues                   $ 101,769    $ 109,971     $ 308,039    $ 324,275
        Operating Expenses:
           Fuel                                26,177       29,277        76,053       82,408
           Purchased Power                     26,337       28,134        82,123       90,798
           Other Operation and Maintenance     24,068       27,698        70,543       77,379
           Early Retirement Offer                   0            0                        737
           Depreciation and Amortization        7,463        6,891        22,389       20,672
           Taxes  - Other Than Income           2,718        2,608         8,384        8,276
           Income Taxes - Current               5,449        3,680         9,821       14,251
                        - Deferred (Credit)    (1,361)         (30)        4,075       (3,770)
                 Total                         90,851       98,258        273,388      290,751
        Operating Income                       10,918       11,713        34,651       33,524
        Allowance for Other Funds
          Used During Construction                 43          111            95          170
        Other Income - Net                         78          366           372        1,972
        Income Before Interest Charges         11,039       12,190        35,118       35,666
        Interest Charges:
          Interest on Long-Term Debt            2,883        3,752        10,190       11,255
          Other Interest Expense                1,560          941         3,024        2,739
          Allowance for Borrowed Funds Used
            During Construction (Credit)          (82)         (35)         (167)        (131)
        Net Interest Charges                    4,361        4,658        13,047       13,863
        Net Income                              6,678        7,532        22,071       21,803
        Preferred Dividend Requirements           497          497         1,491        1,491
        Consolidated Net Earnings            $  6,181     $  7,035      $ 20,580     $ 20,312



See accompanying notes to consolidated condensed financial statements.

 EASTERN EDISON COMPANY
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (In Thousands)

                                                                  Nine Months Ended
                                                                    September 30,

                                                                  1998         1997

  CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income                                                  $  22,071    $  21,803
  Adjustments to Reconcile Net Income to Net
     Cash Provided from Operating Activities:
        Depreciation and Amortization                            23,587       21,471
        Amortization of Nuclear Fuel                                859          880
        Deferred Taxes                                            4,082       (3,949)
        Investment Tax Credit, Net                                 (976)        (702)
        Allowance for Other Funds Used During Construction          (95)        (170)
        Other - Net                                               2,387       (1,959)
  Change in Operating Assets and Liabilities                     (7,064)      14,651
  Net Cash Provided From Operating Activities                    44,851       52,025

  CASH FLOW FROM INVESTING ACTIVITIES:
     Construction Expenditures                                  (11,340)     (11,635)
     Decrease in Other Investments                                  110
  Net Cash (Used in) Investing Activities                       (11,230)     (11,635)

  CASH FLOW FROM FINANCING ACTIVITIES:
     Common Stock Dividends Paid to EUA                         (19,806)     (40,419)
     Preferred Dividends Paid                                    (1,491)      (1,490)
     Net (Decrease) in Long-Term Debt                           (60,000)           0
     Net Increase in Short-Term Debt                             47,520          960
  Net Cash (Used in) Financing Activities                       (33,777)     (40,949)
  Net (Decrease)  in Cash and Temporary
     Cash Investments                                              (156)        (559)
  Cash and Temporary Cash Investments at
     Beginning of Period                                            461        2,105
  Cash and Temporary Cash Investments at
     End of Period                                            $     305    $   1,546

  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (Net of Capitalized Interest)                $  11,324    $  10,451
        Income Taxes                                          $  12,624    $  15,518

 See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1997 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1998.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Note C -  Commitments and Contingencies:

       Recent Nuclear Regulatory Commission (NRC) Actions

       General:

       Recent actions by the NRC indicate that the NRC has become more critical and active in its oversight of nuclear power plants. Montaup is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the nuclear power plants in which the Company has an ownership interest or power contract.

       Millstone 3:

       Montaup has a 4.01% ownership interest in Millstone 3, a 1,154-megawatt
       (mw) nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Subsidiaries of Northeast are the lead participants in Millstone 3. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

       In October 1996, the NRC, which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office was responsible for (1) licensing and inspection activities at Northeast's Connecticut plants,
       (2) over sight of an Independent Corrective Action Verification Program (ICAVP), (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plant's restart activities. Also, the NRC directed Northeast to submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation o f this plan.

       On April 8, 1998, Northeast announced that Millstone 3 was ready for NRC inspection indicating that virtually all of the restart-required physical work had been completed. On June 29, 1998, the NRC authorized Northeast to begin restart activities of Millstone 3. The authorization was given after the NRC staff verified that several final technical and programmatic issues were resolved. Millstone 3 was restarted during the first week of July, and on July 14, 1998, Millstone 3 returned to full power operations. The NRC will continue to closely monitor Millstone 3's performance.

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

       Montaup cannot predict the ultimate outcome of the legal proceedings brought against CL&P, WMECO and Northeast or the impact they may have on the Company and the EUA system.

       Connecticut Yankee:

       Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems.

       Montaup has a 4.5% equity ownership in Connecticut Yankee.

       In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Board of Directors of Connecticut Yankee voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $24.8 million and is included with Other Liabilities on the Consolidated Balance Sheet as of September 30, 1998. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of the Federal Energy Regulatory Commission (FERC). Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

       On August 31, 1998, a FERC law judge rejected Connecticut Yankee's plan to decommission the plant. The judge claimed that estimates of clean-up costs were flawed and certain restoration costs were not supported. The judge also said Connecticut Yankee could not pass on spent fuel storage costs to rate-payers. The judge recommended that Connecticut Yankee withdraw its decommissioning plan and submit a new plan which addresses the issues cited by him. FERC will review the judge's recommendations and issue a decision on this case in the coming months. If FERC concurs with the judge's recommendation, this may result in a write down of certain of Connecticut Yankee plant investments. Montaup cannot predict the ultimate outcome of FERC's review.

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

       On November 6, 1997, Maine Yankee submitted an estimate of its costs to the FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. FERC also granted intervention requests and ordered a public hearing on the prudency of Maine
       Yankee's decision to shut down the plant and on the reasonableness of the proposed rate amendments. On May 20, 1998, FERC issued a schedule which set the discovery and testimony phase of the case through the remainder of 1998, with a settlement conference scheduled for February 15, 1999, and a hearing scheduled for April 1, 1999.

       On August 4, 1998, the Maine Yankee Board of Directors selected Stone & Webster Engineering Corporation to execute a $250 million contract for the decommissioning and decontamination of Maine Yankee. The decommissioning plan includes an option for Stone & Webster to repower the Maine Yankee site with a gas-fired plant.

       Also, as a result of the August 1997 shutdown, Montaup and the other equity owners have been notified by the Secondary Purchasers that they will no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts are between the equity owners as a group and 30 municipalities throughout New England. Presently, the equity owners are making payments to Maine Yankee to cover the payments that would be made by the municipals. Prior to shutdown, the municipals had been assigned 0.41% of Montaup's 4.0% share and Montaup had retained a 3.59% share.

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

       Department of Energy Actions:

       In addition to its 4.5% and 4.0% equity ownership in Connecticut Yankee and Maine Yankee, respectively, Montaup also has a 4.5% equity ownership interest in the Yankee Atomic nuclear generating station. This facility has also permanently ceased power generation operations and is in the process of decommissioning the site.

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

       Also, Yankee Atomic, Connecticut Yankee, and Maine Yankee filed lawsuits against the DOE in the U.S. Court of Federal Claims seeking damages of $70 million, $90 million and $128 million, respectively, as a result of the DOE's refusal to accept the spent nuclear fuel.

       In late October and early November 1998, the U.S. Court of Federal Claims issued rulings with respect to Yankee Atomic, Maine Yankee, and Connecticut Yankee finding that the DOE was financially responsible for failing to accept spent nuclear fuel. These rulings would clear the way for Yankee Atomic, Connecticut Yankee and Maine Yankee to pursue at trial their individual damage claims. Management cannot predict at this time the ultimate outcome of these actions.

       Massachusetts Referendum

       See Massachusetts Referendum in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of a referendum in Massachusetts to repeal deregulation legislation that was rejected by voters on the November 1998 ballot.

       Year 2000 Issue

       See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of potential impacts as a result of the Year 2000 issue.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the third quarter of 1998 were approximately $6.2 million as compared to $7.0 million in the third quarter of 1997, and approximately $20.6 million for the nine months ended September 30, 1998 as compared to $20.3 million for the same period of a year ago. The year-to-date period of 1997 includes a one-time, after-tax charge of approximately $500,000, related to the June 1997 early retirement offer.

Kilowatthour (kWh) Sales

     A combination of warmer weather and the continued strength of the regional economy led to kWh sales increases of 6.5% and 3.2% in the three and nine-month periods ending September 30, 1998, respectively. The third quarter increase was led by increases of 8.2% and 5.2% in the residential and commercial customer classes, which are typically more weather sensitive, and a 5.7% increase in sales to industrial customers. For the year-to-date period, sales of electricity to residential, commercial and industrial customers increased approximately 1.8%, 3.6% and 6.3%, respectively, as compared to the same period of 1997.

Operating Revenues

     Operating Revenues decreased $8.2 million or 7.5% and $16.2 million or 5.0% in the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. These decreases were due primarily to rate reductions coincident with retail access which became effective January 1, 1998 and March 1, 1998 in Rhode Island and Massachusetts, respectively. Offsetting these decreases somewhat were increased recoveries of conservation and load management (C&LM) expenses of approximately $400,000 and $1.4 million in the respective periods, a 6.5% and a 3.2% increase in kWh sales for the respective periods, and revenues accrued by Montaup pursuant to approved settlement agreements.

Operations Expense

     Fuel expense decreased by approximately $3.1 million or 10.6% and $6.4 million or 7.7% for the third quarter and year-to-date periods of 1998, respectively, as compared to the same periods of 1997. For the third quarter, nuclear units provided a greater share of kWh requirements along with a 16.9% decrease in the cost of fossil fuels, resulting in a 18.2% decrease in average fuel costs. For the year-to-date period, increased nuclear generation and a 13.8% decrease in the cost of fossil fuels resulted in a 17.4% decrease in the average cost of fuel as compared to the nine months ended September 30, 1997. Offsetting these decreases in fuel expense for the third quarter and year-to-date periods were increases in total energy generated and purchased of 6.4% and 8.3%, respectively.

     Purchased Power demand expense for the third quarter of 1998 decreased approximately $1.8 million or 6.4% and $8.7 million or 9.6% for the nine months ended September 30, 1998. The third quarter decrease is due to decreased billings from Maine Yankee and Pilgrim. The year-to-date decrease is the result of decreased billings from Maine Yankee, Connecticut Yankee, Pilgrim and Ocean State Power.

     Other Operation and Maintenance expenses decreased by approximately $3.6 million or 13.1% and $6.8 million or 8.8% for the third quarter and the nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Jointly owned units expense decreased $2.8 million and $4.9 million in the third quarter and year-to-date periods, respectively, largely due to decreased expenses at Millstone 3, Canal 2 and Seabrook. Legal expenses decreased approximately $800,000 in the third quarter and approximately $600,000 in the year-to-date period. Maintenance expenses decreased approximately $300,000 in the third quarter and $600,000 in the year-to-date period as the result of an extensive maintenance outage at Montaup's Somerset Station in 1997. The year-to-date period includes decreased expenses of approximately $400,000 as a result of higher restructuring-related assessments by FERC in 1997 and storm-related expenses as a result of the April 1997 storm which struck Eastern Edison's service territory. These decreases were offset by increased C&LM expenses of $400,000 in the third quarter and $1.4 million in the year-to-date period.

Income Taxes

     Eastern Edison's effective tax rate for the nine months ended September 30, 1998 was approximately 40.1% compared to 33.9% for the same period of a year ago. Provisions of restructuring settlement agreements which require the acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

Depreciation and Amortization Expense

     Depreciation and Amortization expense increased approximately $600,000 or 8.3% in the third quarter and $1.7 million or 8.3% in the year-to-date period as compared to the same periods of 1997 due largely to amortization of certain regulatory assets pursuant to restructuring settlement agreements.

Other Income (Deductions) - Net

     Other Income and (Deductions)-Net decreased approximately $300,000 in this year's third quarter and approximately $1.6 million in the year-to-date period as compared to the same periods of 1997. The decreases in both periods were due, in part, to expenses related to the Massachusetts referendum to repeal deregulation legislation. In addition, the year-to-date decrease reflects the absence of interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts corporate income tax dispute in the first quarter of 1997.

Net Interest Charges

     Net Interest charges decreased by approximately $300,000 or 6.4% in the third quarter and approximately $800,000 or 5.9% in the year-to-date period. Interest on long term debt decreased as a result of the maturities of the Company's $20 million First Mortgage Bonds in May of 1998 and $40 million First Mortgage Bonds in July of 1998. These decreases were offset by interest expense on increased short term borrowings which were used to finance the long-term debt maturities.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Eastern Edison and Montaup, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of September 30, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. At September 30, 1998 these unused EUA System short-term lines of credit amounted to approximately $46.3 million. The Company had $52.2 million of short-term debt at September 30, 1998.

     The Company's year-to-date September 30, 1998 internally generated funds available after the payment of dividends amounted to $34.5 while its cash construction requirements for the same period were $11.3 million.

Electric Utility Industry Restructuring

     Legislation in both Rhode Island and Massachusetts along with approved electric utility industry restructuring settlement agreements in both states and at the federal levels, provided EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April 1998, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned to purchasers of Montaup's generating capacity.

     Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contracts with its affiliated retail distribution companies with a contract termination charge (CTC) which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC coincident with retail access and the distribution companies are recovering the CTC through a non-bypassable transition charge to all of their distribution customers.

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC by an amount equal to the net proceeds, with a return, over the period commencing on the date the RVC is implemented through December 31, 2009. Montaup is committed to implement the RVC within 90 days of closing either the Canal or Somerset sale agreement. See Divestiture below.

     For a more detailed discussion of electric industry restructuring, refer to EUA's 1997 Annual Report on Form 10K.

Massachusetts Referendum

     On November 3, 1998, Massachusetts voters overwhelmingly rejected a referendum to repeal the Massachusetts Electric Utility Restructuring Act.

Divestiture

     On October 15, 1998, EUA announced that Montaup has signed an agreement to sell its 160-mw Somerset (Massachusetts) electric generating station for approximately $55 million to NRG Energy, Inc., a wholly-owned subsidiary of Northern States Power Co. based in Minneapolis, Minnesota. The sale also includes an additional 69 mw of currently deactivated generating capacity, and real estate at the Somerset site, and generating equipment at the 1.2 mw Pawtucket Hydro Station in Pawtucket Rhode Island, which is owned by Blackstone. With the Somerset sale agreement, EUA has now committed to sell all of its non-nuclear power generation assets.

     EUA had previously entered into agreements to sell: its 50 percent share (280 mw) of Unit 2 of the Canal Generating Station in Sandwich, Massachusetts to Southern Energy for approximately $75 million; its 2.6% (16 mw) share of the
W. F. Wyman Unit 4 in Yarmouth, Maine to the Florida based FPL Group for approximately $2.4 million, and; two diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash County Equipment Co. for $1.5 million.

     In addition, Montaup has agreed to sell its 2.9 percent share (34 mw) of the Seabrook Station nuclear power plant to the Great Bay Power Corporation, a subsidiary of BayCorp Holdings, LTP for $3.2 million and announced the signing of agreements for the transfer of power purchase contracts for approximately 160 mw between Montaup and Ocean State Power.

     All of the sale and contract transfer agreements are subject to federal and state regulatory approvals, including that of the Nuclear Regulatory Commission with respect to the Seabrook sale. The Canal sale has been approved by both the Massachusetts Department of Telecommunications and Energy (DTE) and FERC. Closing of the non-nuclear sale agreements are anticipated to take place in the first quarter of 1999. The Seabrook sale is expected to take place in the later part of 1999.

     EUA's remaining generating capacity includes approximately 300 mw of power contracts, a 26 mw entitlement from Hydro Quebec and 58 mw from EUA's ownership shares of the Millstone 3 and Vermont Yankee nuclear facilities.

The Year 2000 Issue

     The Year 2000 issue exists because some computer programs and embedded systems and components may not properly recognize a year that begins with "20" instead of "19," and therefore may fail or create erroneous results. The Company became aware of and started addressing Year 2000 issues in 1993 when certain forward looking computer programs experienced date related problems. Since that time, the Company has continued to broaden its efforts to address Year 2000 issues.

The Company's State of Readiness:

     The transition to the Year 2000 presents potential challenges to the Company from three perspectives: the acquisition of products and services (including purchased power); the generation and delivery of electricity to customers; and, the ongoing general company activities related to the corporate infrastructure and support functions. These challenges emanate from sources both internal and external to the Company. By October 31, 1998, EUA had completed a comprehensive inventory and assessment of its systems and equipment that could potentially be affected by the Year 2000. All computer software and hardware as well as all office and field machinery, equipment and facilities were included. The results indicate that approximately 75% of the Year 2000 issues reside in the Company's computer systems and 25% reside in its embedded systems and components. The Company expects to complete its assessment of the Year 2000 compliance status of its material relationships with third parties, either as a customer or a vendor, during the first half of 1999.

     EUA has adopted a four phase approach in addressing information technology
(IT) issues. As of September 30, 1998, each phase was at the following percentage of completion: analysis - 70%; remediation - 32%; unit testing - 25%; and integrated testing - 6%. Based on the current schedule, the Company estimates that 99% of all projects, and 100% of mission critical projects, will be completed and Year 2000 ready by June 30, 1999. For non-I/T Year 2000 issues, the Company has completed its inventory and assessment of embedded systems and components. The results of the assessment indicate that in excess of 90% of the items listed are either Year 2000 compliant or not affected by the Year 2000. The remaining items are scheduled to be analyzed, remediated where necessary, tested, and returned to service by May 31, 1999. Management does not believe these items represent significant costs or risks to the Company.

Costs to Address the Company's Year 2000 Issues:

     Through September 30, 1998, EUA has incurred costs of approximately $2.3 million to address Year 2000 issues, including approximately $0.9 million of non-incremental internal labor costs, $1.1 million of capital expenditures and $0.3 of consulting costs.

     EUA estimates it will incur additional costs approximating $7.7 million during the period October 1, 1998 through March 31, 2000, to complete its resolution of Year 2000 issues including approximately $6.0 million of non-incremental internal labor, $0.5 million of capital expenditures and $1.2 million of consulting and other costs.

     Because 70% of the total estimated costs associated with the Year 2000 issue relate to non-incremental internal labor, management continues to believe that the Year 2000 will not present a material incremental impact to future operating results or financial condition.

Risks of the Company's Year 2000 Issues:

     The Company's first priority is to minimize any potential disruptions to electric service as a result of the Year 2000. The Company's ability to maintain service depends in large part on the viability of the New England Power Grid which is managed by ISO/NEPOOL. The Company is participating extensively with ISO/NEPOOL Year 2000 operating and oversight committees. ISO/NEPOOL currently does not expect that large-scale power interruptions on the regional power grid external to the Company's service territory are likely. The Company's assessment of its own transmission and distribution (T&D) equipment and facilities indicated that the risk of failure of this equipment does not appear to be significant. However, while management believes that a significant disruption to the Company's T&D system caused by a Year 2000 problem is not reasonably likely, due to the interconnectivity to the New England power grid and the reliance on many other entities also connected to the grid, it is impossible to conclude with certainty that there will be no significant interruptions in service.

     In addition, dependable voice and data telecommunications are critical to the Company's ongoing operations. The Company's internal telecommunication systems are either Year 2000 compliant now, or on schedule to become compliant by mid-1999. The Company also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has made direct contact with representatives of the telephone companies on which the Company depends, each of which anticipates being Year 2000 ready and devoid of major system failures.

     No other significant reasonably likely failure scenarios stemming solely from Year 2000 related problems have been identified thus far through the risk inventory and assessment process. Accordingly, the Company does not currently believe that any Year 2000 related risks in and of themselves constitute reasonably likely worst case scenarios. Rather, the Company's most reasonably likely Year 2000 related worst case scenario would be the occurrence of isolated year 2000 failures such as described above in conjunction with a severe winter storm. However, the Company believes that such year 2000 failures would not likely affect whether the storm event would have a material impact on the Company's business or financial condition.

Year 2000 Contingency Plans:

     The Company is in the process of developing contingency plans for any potential Year 2000 exposure that could have a material impact on its operations or financial well being. It is expected that a preliminary contingency plan will be developed during the first quarter of 1999. A final contingency plan should be completed by June 1999.

Other

     The Company occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. This report on Form 10-Q contains information about the Company's future business prospects including, without limitation, statements about the potential impact of Year 2000 issues on the Company's financial condition or results. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The Company expressly undertakes no duty to update any forward-looking statement.

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

     On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. The remaining markets - operable capability, energy, automatic generation control and the reserve markets are expected to start on January 1, 1999. If the January date is to be achieved, a favorable FERC order needs to be received on or before December 15, 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - None.

         (b)   Reports on Form 8-K

         -     None filed in the quarter ended September 30, 1998.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Eastern Edison Company
                                             (Registrant)



Date:  November 13, 1998                     /s/ Clifford J. Hebert, Jr.
                                        Clifford J. Hebert, Jr. Treasurer
                                        (on behalf of the Registrant and
                                         as Principal Financial Officer)