Form 10-Q
period 1999-06-30
EASTERN EDISON CO
filed 1999-08-13
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                  June 30, 1999

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

              Class                          Outstanding at July 31, 1999
       Common Shares, $25 par value                   2,339,401 shares

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

        ASSETS                                           June 30,         December 31,
                                                           1999             1998
Utility Plant in Service                              $   674,188      $   741,902
Less:  Accumulated Provision for Depreciation
            and Amortization                              223,334          252,301
      Net Utility Plant in Service                        450,854          489,601
Construction Work in Progress                               7,564            2,691
      Net Utility Plant                                   458,418          492,292
Current Assets:
      Cash and Temporary Cash Investments                  57,069           25,952
      Accounts Receivable - Other                          47,704           44,556
                          - Associated Companies           15,839           18,628
      Fuel, Materials and Supplies                          2,198            9,965
      Other Current Assets                                  4,453            4,754
         Total Current Assets                             127,263          103,855
Deferred Debits and Other Non-Current Assets              335,024          235,475
                Total Assets                          $   920,705      $   831,622

LIABILITIES AND CAPITALIZATION
Capitalization:
      Common Stock, $25 Par Value                     $    58,485      $    72,284
      Other Paid-In Capital                                38,048           47,249
      Common Stock Expense                                    (44)             (44)
      Retained Earnings                                   109,530          106,509
         Total Common Equity                              206,019          225,998
      Redeemable Preferred Stock - Net                     29,665           29,665
      Preferred Stock Redemption Cost                      (1,488)          (1,670)
      Long-Term Debt - Net                                162,567          162,550
         Total Capitalization                             396,763          416,543

Current Liabilities:
      Notes Payable                                         1,680
      Accounts Payable - Associated Companies              10,379            8,987
                       - Other                             22,884           25,502
      Taxes Accrued                                        19,004           17,361
      Interest Accrued                                      3,534            3,561
      Other Current Liabilities                            20,984           18,725
         Total Current Liabilities                         78,465           74,136
Deferred Credits and Other Non-Current Liabilities        334,755          221,300
Accumulated Deferred Taxes                                110,722          119,643
         Total Liabilities and Capitalization         $   920,705      $   831,622


See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)

                                                 Three Months Ended        Six Months Ended
                                                     June 30,                  June 30,
                                                 1999          1998        1999         1998

  Operating Revenues                         $ 100,031     $  97,342   $ 209,899    $ 206,270
  Operating Expenses:
     Fuel and Purchased Power                   57,566        51,366     121,252      105,662
     Other Operation and Maintenance            20,881        22,907      42,896       46,475
     Depreciation and Amortization               5,480         7,462      13,019       14,926
     Taxes - Other Than Income                   1,869         2,749       4,906        5,666
     Income Taxes - Current                     11,306           634      16,304        4,372
                  - Deferred (Credit)           (6,673)        2,853      (7,174)       5,436
           Total                                90,429        87,971     191,203      182,537
  Operating Income                               9,602         9,371      18,696       23,733
  Allowance for Other Funds
    Used During Construction                        49            12          96           52
  Other Income - Net                               613            40       1,125          294
  Income Before Interest Charges                10,264         9,423      19,917       24,079
  Interest Charges:
    Interest on Long-Term Debt                   2,882         3,556       5,765        7,307
    Other Interest Expense                       1,181           616       2,516        1,464
    Allowance for Borrowed Funds Used
      During Construction (Credit)                 (41)          (52)        (94)         (85)
  Net Interest Charges                           4,022         4,120       8,187        8,686
  Net Income                                     6,242         5,303      11,730       15,393
  Preferred Dividend Requirements                  497           497         994          994
  Consolidated Net Earnings                  $   5,745     $   4,806   $  10,736    $  14,399

See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                            Six Months Ended
                                                                June 30,
                                                            1999         1998

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                              $  11,730    $  15,393
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                        14,324       15,855
      Amortization of Nuclear Fuel                            924          409
      Deferred Taxes                                       (7,836)       5,441
      Investment Tax Credit, Net                           (1,667)        (651)
      Allowance for Other Funds Used During Construction      (96)         (52)
      Other - Net                                         (14,367)      (6,475)
Change in Operating Assets and Liabilities                 10,358         (403)
Net Cash Provided From Operating Activities                13,370       29,517

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                               (9,041)      (6,396)
   Proceeds from Divestiture of Generation Assets          56,635
Net Cash Provided From (Used in) Investing Activities      47,594       (6,396)

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemptions:
        Common Stock                                      (23,000)
        Long-Term Debt                                                 (20,000)
   Common Stock Dividends Paid to EUA                      (7,533)     (15,613)
   Preferred Dividends Paid                                  (994)        (994)
   Net Increase in Short-Term Debt                          1,680       13,470
Net Cash (Used in) Financing Activities                   (29,847)     (23,137)
Net Increase (Decrease)  in Cash and Temporary
   Cash Investments                                        31,117          (16)
Cash and Temporary Cash Investments at
   Beginning of Period                                     25,952          461
Cash and Temporary Cash Investments at
   End of Period                                        $  57,069    $     445

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)            $   5,782    $   7,711
      Income Taxes                                      $  15,120    $   7,708

 See accompanying notes to consolidated condensed financial statements.


                      EASTERN EDISON COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in Eastern Edison Company's (Eastern Edison or the Company) 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1999 and December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective in fiscal year 2001. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

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

          In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's capitalization, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA.

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

          Nuclear Ownership Issues

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

          In October 1996, the NRC, which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. During the first week of July 1998, after the NRC performed an inspection and verified that several final technical and programmatic issues were resolved, Millstone 3 was restarted, and returned to full power operation on July 14, 1998. The NRC will continue to closely monitor Millstone 3's performance.

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

          The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. In December 1997, Northeast filed a motion to dismiss the non-operating owners' claims, or alternatively to stay the pending lawsuit until after the resolution of the arbitration case. These requests were denied in July 1998. In May 1999 Northeast filed a request for summary judgement in the arbitration case. This request was denied in July 1999. In May 1999, all parties entered into a Alternative Dispute Resolution Agreement and began mediation sessions in an effort to reach a settlement of all issues. This effort is ongoing.

          Montaup paid its share of Millstone 3's O&M expenses during the prolonged outage on a reservation of right basis. The fact that Montaup paid these expenses is not an admission of financial responsibility for expenses incurred during the outage.

          The Company cannot predict the ultimate outcome of legal proceedings brought against CL&P, WMECO and Northeast or the impact they may have on Montaup and the EUA system.

          Maine Yankee:

          Montaup has a 4.0% equity ownership in the permanently closed Maine Yankee nuclear plant. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee is approximately $27.4 million and is included with Other Liabilities on the Consolidated Balance Sheet as of June 30, 1999. Also, due to recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

          On November 6, 1997, Maine Yankee submitted an estimate of its costs, including recovery of unamortized plant investment (including fuel), to FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. On January 19, 1999, Maine Yankee and the active intervening parties, including the Secondary Purchasers, filed an Offer of Settlement with FERC which was supported by FERC trial staff on February 8, 1999. The FERC approved the Settlement effective June 1, 1999. This agreement constitutes full settlement of the issues raised in this proceeding.

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

          On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee, which was denied by a Maine judge on April 7, 1998. The judge indicated that the jurisdictional question should be first decided by FERC.
          On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. A separately negotiated Settlement Agreement filed with FERC on February 5, 1999, upon approval, would resolve issues raised by the Secondary Purchasers by limiting the amount they will pay for decommissioning and settling other points of contention. The FERC approved the Settlement effective June 1, 1999.

          The outcome of these recent settlements will not have a material effect on the Company's future operating results or financial position.

          On August 4, 1998, the Maine Yankee Board of Directors selected Stone & Webster Engineering Corporation to execute a $250 million contract for the decommissioning and decontamination of Maine Yankee. The decommissioning plan includes an option for Stone & Webster to repower the Maine Yankee site with a gas-fired plant.

          Vermont Yankee:

          Montaup has a 2.5% equity ownership interest in the 540-mw Vermont Yankee nuclear unit. Vermont Yankee has been in negotiations since March 1999 with AmerGen Energy Co. for AmerGen to purchase the unit. On August 2, 1999, Vermont Yankee announced that it had also received an unsolicited expression of interest form Entergy Nuclear, Inc. to buy the unit. Vermont Yankee has commenced negotiations with Entergy and at the same time, is continuing its negotiations with AmerGen. Vermont Yankee intends to reach a final agreement to sell the unit by October 1, 1999. This transaction is subject to approvals from the NRC, the Securities and Exchange Commission, and the Vermont Public Service Board. Montaup cannot predict the ultimate outcome of these negotiations.

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

          In late October and early November 1998, the U.S. Court of Federal Claims issued rulings with respect to Yankee Atomic, Maine Yankee, and Connecticut Yankee finding that the DOE was financially responsible for failing to accept spent nuclear fuel. These rulings clear the way for Yankee Atomic, Connecticut Yankee and Maine Yankee to pursue at trial their individual damage claims. These trials are expected to begin in early 2000. Management cannot predict at this time the ultimate outcome of these actions.

          Environmental Matters

          EUA recently identified new sites related to the production of manufactured gas at which pre-existing environmental conditions may exist. One site pertains to Eastern Edison, a manufactured gas plant that was located at Rose Street, in Stoughton, Massachusetts. This site was built in the 1800's and ceased operations early this century. EUA may have joint and several liability for investigation and remediation at these sites, if such actions are necessary. EUA is currently conducting a preliminary assessment of the potential costs of remediation and therefore, has not yet provided for this potential liability.

          Eastern Edison is currently recovering certain environmental cleanup costs in rates. In addition, The Company will seek recovery of certain costs from its insurance carriers and other possible responsible parties. As a result, the Company does not believe that the ultimate impact of the cleanup costs associated with this additional environmental site will be material to its results of operations or financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Merger Update

     On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of EUA shareholders and various regulatory agencies, values the equity of EUA at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger. EUA and NEES expect that the merger will be finalized by early 2000, but are trying to accomplish it earlier.

     At EUA's Annual Meeting of Shareholders on May 17, 1999, EUA shareholders voted to approve EUA's merger with NEES. At the meeting, 97% of the votes received were in favor of the merger.

     On May 5, 1999, EUA and NEES filed a joint application with the Federal Energy Regulatory Commission (FERC) seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of approximately $79 million. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy indicating savings of over $100 million.

     As part of the merger process, on July 19, 1999, a Voluntary Early Retirement Program was offered to certain of EUA's and NEES's union and non-union employees who are least fifty-five years of age. In addition, information on the Limited Hardship Early Decision Option (LHEDO) to be offered in September 1999, the employees' voluntary severance package and relocation assistance for those employees who qualify have also been announced.

Overview

     Consolidated Net Earnings for the second quarter of 1999 were approximately $5.7 million, compared to the net earnings of the second quarter 1998 of $4.8 million. For the six months ended June 30, 1999, net earnings were approximately $10.7 million, compared to net earnings of $14.4 million for the respective period of 1998.

Kilowatthour Sales

     Kilowatthour (kWh) sales increased 4.3% in the second quarter of 1999 and 2.8% in the year-to-date period of 1999 as compared to the same periods of 1998, largely the result of warmer weather in 1999, particularly during the month of June. These changes were led by 5.5% and 4.8% increases in sales to residential customers in the second quarter and year-to-date periods, respectively.

Operating Revenues

     Operating Revenues for the three and six months ended June 30, 1999 increased by approximately $2.7 million or 2.8% and approximately $3.6 million or 1.8%, respectively, as compared to the same periods in 1998. Generation-related revenues increased approximately $2.5 million for the quarter and $7.3 million for the year-to-date period, as a result of the assignment of entitlements from certain power purchase contracts to third parties and associated repurchases and sale of energy to satisfy standard offer requirements (see Electric Industry Restructuring below). This increase was compounded by an increase in the wholesale standard offer rate and offset by a decrease in the wholesale contract termination charge rate, effective January 1, 1999 and April 1, 1999, for Rhode Island and Massachusetts, respectively. Distribution-related revenues increased approximately $200,000 for the quarter and decreased approximately $3.7 million for the year-to-date period. These changes were due to increased kWh sales for the quarter and year-to-date periods. In the year-to-date period, the kWh sales increase was offset by a full-period impact of rate reductions coincident with retail access which became effective March 1, 1998 in Massachusetts.

Operating Expenses

     Fuel and Purchased Power expense, in aggregate, for the quarter and six months ended June 30, 1999 increased by approximately $6.2 million or 12.1% and approximately $15.6 million or 14.8%, respectively, as compared to the same periods in 1998. These increases were primarily due to increased generation-related expenses as a result of the aforementioned repurchase of energy to satisfy standard offer requirements, compounded by an increase in the wholesale standard offer rate and an increase in kWh sales.

     Other Operation and Maintenance (O&M) expenses decreased approximately $2.0 million or 8.8%, and approximately $3.6 million or 7.7%, for the second quarter and year-to-date periods of 1999, respectively, as compared to the same periods of 1998. The decrease in the second quarter was due to decreased conservation and load management (C&LM) expenses of approximately $600,000, decreased jointly owned units expenses of $400,000 which reflects the net impacts of decreased expenses of $2.1 million of Canal 2 after the sale of the unit in December 1998 offset by increased expenses at the Millstone and Seabrook units of $1.7 million due to the timing of their scheduled maintenance outages. In addition pension and benefits expenses decreased in both the second quarter and year-to-date periods of 1999 after the sale of Montaup's Somerset plant in April 1999. Also, in the year-to-date period, jointly owned units expense decreased approximately $2.5 million which consists of decreased expenses of Canal 2 of $3.6 million offset by increased expenses of Millstone and Seabrook of $1.2 million. These decreases were further offset in the year-to-date period by the impacts of adjustments to 1998 employee incentive plan accruals in the first quarter of 1999 and non-recurring expense credits related to billings to Maine utilities for EUA's storm restoration support in February of 1998, which aggregated approximately $2.3 million.

     Depreciation and Amortization expense decreased approximately $2.0 million or 26.6% in the second quarter and $1.9 million or 12.8% in the six month period ended June 30, 1999 when compared to the same periods of last year. These decreases were due largely to decreased depreciable property, particularly since the sale of Montaup's 50% ownership of the Canal Unit 2 generating station in December of 1998 and the sale of the Somerset Generating Station in April of 1999.

     Taxes - Other Than Income decreased approximately $900,000 or 32.0% in the second quarter of 1999 and approximately $800,000 or 13.4% in the year-to-date period of 1999 as compared to the same periods of 1998 as a result of decreased property taxes after the sale of Montaup's Somerset Generating Station in April of 1999 and Montaup's 50% ownership of the Canal Unit 2 Generating Station in December of 1998.

Other Income - Net

     Other Income - Net increased approximately $600,000 in the second quarter of 1999 and $80,000 in the year-to-date period of 1999 as compared to the same periods of 1998. These increases were due to the release of investment tax credits associated with the sale of Montaup's Somerset Generating Station in April of 1999.

Income Taxes

     Eastern Edison's effective tax rate for the year-to-date period ended June 30, 1999 was approximately 38.8% compared to 40.4% for the same period of a year ago. This decrease is primarily due to investment tax credits associated with the sale of Montaup's Somerset plant. Current income tax expense increased by $10.7 million in the second quarter resulting from a significant tax gain associated with sale of Montaup's Somerset Station. This increase was almost entirely offset by a decrease in deferred tax expense resulting from the Somerset property sale.

Net Interest Charges

     Net Interest Charges decreased by approximately $100,000 or 2.4% in the second quarter of 1999 and decreased by $500,000 or 5.7% in the year-to-date period of 1999 as compared to the same periods of 1998. Interest on long term debt decreased as a result of normal cash sinking fund payments and the maturities of Eastern Edison's $20 million First Mortgage Bonds in May of 1998 and $40 million First Mortgage Bonds in July of 1998. These decreases were offset by increased other interest expense related to revenue reconciliation accounts pursuant to restructuring settlement agreements.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Eastern Edison and Montaup, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of June 30, 1999, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. At June 30, 1999 these unused EUA System short-term lines of credit amounted to approximately $113.5 million under the revolving credit agreement. The Company had approximately $1.7 million of short-term debt at June 30, 1999.

     In December 1998, Montaup used the proceeds from the sale of its 50% ownership interest in the Canal 2 Generating Station to Southern Energy for approximately $75 million to redeem $55 million of Montaup debenture bonds, wholly-owned by Eastern Edison, and paid a special dividend to Eastern Edison. Eastern Edison used these proceeds to repay its outstanding short-term debt and
make short-term investments of $25.6 million.   In January 1999, Eastern Edison
used those investments to retire 551,956 shares of its outstanding, $25 par value, common stock at a price of $41.67 per share.

     In April 1999, Montaup completed the sale of its Somerset Station to NRG Energy Inc. for approximately $55 million. In July 1999, Montaup used the proceeds from this sale to redeem $30 million of its debenture bonds and $24.8 million, or 164,600 shares, of its outstanding $100 par value common stock. Eastern Edison used these proceeds along with a capital contribution from EUA of $40 million to redeem $40 million of 8%, $40 million of 6 7/8%, and $8 million of 6.35% First Mortgage and Collateral Trust Bonds.

     The Company's year-to-date June 30, 1999 internally generated funds available after the payment of dividends amounted to $53.8 million while its cash construction requirements for the same period were $9.0 million.

     In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's capitalization, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA.

Electric Utility Industry Restructuring

     Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation. A majority of this standard offer assignment became effective January 1, 1999 with the remainder to be effective with the closing of the transfer of power purchase agreements to Constellation Power Source Inc. (Constellation), see Generation Divestiture below. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

     The standard offer service rate for Eastern Edison customers was increased to a flat rate of 3.1 cents per kilowatthour effective January 1, 1999. This rate was further increased to 3.5 cents per kilowatthour coincident with the Eastern Edison retail transition charge decrease effective April 1, 1999.

Generation Divestiture

     By the end of 1998, pursuant to settlement agreements approved by federal and state regulators, Montaup has signed agreements to sell all of its non-nuclear power generation assets and power purchase agreements to various non-affiliated parties in connection with electric utility restructuring undertaken in Massachusetts and Rhode Island. At the end of 1998, Montaup sold several diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash Power Equipment Company and its 50% share (approximately 280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy Canal, LLC an indirect subsidiary of The Southern Company, for approximately $75 million. On April 7, 1998, Montaup entered into an agreement to transfer power purchase contracts for approximately 170 mw of output from Ocean State Power I and Ocean State Power II to TransCanada Power Marketing Ltd., an indirect subsidiary of TransCanada Pipelines Limited; the transfer was effective June 1, 1999. On December 21, 1998, Montaup entered into an agreement to transfer purchase power contracts totaling approximately 177 mw to Constellation Power Source, Inc., a wholly-owned affiliate of the Baltimore Gas and Electric Company; the transfer will become effective on September 1, 1999. On April 26, 1999, Montaup completed the sale of its 170 mw Somerset Generating Station, located in Somerset, Massachusetts, to Somerset Power, LLC, a direct subsidiary of NRG, Inc., for approximately $55 million. As a result of the sale, a regulatory asset has been recorded and is included in Other Assets, and a regulatory liability has been recorded and is included in Other Liabilities on the Consolidated Balance Sheet. In June of 1999, Montaup completed the sale of its and Newport's combined 2.6% (approximately 16 mw) share of the W.F. Wyman Unit 4 in
Yarmouth, Maine to FPL Energy Wyman IV LLC, an indirect subsidiary of the Florida-based FPL Group, Inc for $2.4 million. Also in June of 1999, Blackstone sold its hydroelectric facility in Pawtucket, Rhode Island (approximately 1 mw) to Putnam Hydropower LLC, an affiliate of Pawtucket Hydropower Inc.

     In July 1999, in connection with Entergy Nuclear Generation Company's acquisition of Pilgrim Station from Boston, Edison, Montaup bought out its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy Nuclear Generation
Company.

     Montaup also has agreed to sell its ownership interest in the Seabrook Station nuclear power plant to Great Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd., with an expected closing later in 1999. EUA's remaining generating capacity comprises 58 mw from its ownership shares of the Millstone 3 and Vermont Yankee nuclear facilities. EUA is in negotiations to sell and/or transfer its interests in the Vermont Yankee facility, (see "Note C -Commitments and Contingencies: Nuclear Ownership Issues") and ultimately intends to sell and/or transfer its interests in Millstone 3 as well. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the NRC with respect to the sale of nuclear units.

The Year 2000 Issue

     EUA is addressing the Year 2000 issue on an EUA System basis, which includes Eastern Edison. EUA has reached a notable milestone with its Year 2000 Program (Program). On June 30, 1999, EUA reported to the North American Electric Reliability Council (NERC) that all of its mission critical systems were Year 2000 ready, consistent with the recommended industry schedule published by NERC. The Program addressed the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilized two digits instead of four to represent a year. If not addressed, the year 2000 could have been systemically recognized as the year 1900, causing system or equipment failures or malfunctions, and ultimately resulting in disruptions to Company operations. This disclosure constitutes a Year 2000 Statement and Readiness Disclosure. It is subject to the protections afforded it as such by the Year 2000 Information and Readiness Disclosure Act of 1998.

EUA's State of Readiness:

     To address potential Year 2000 issues, EUA divided the focus of its Year 2000 Program into three major categories of business activity: the generation and delivery of electricity to customers, the acquisition of goods and services (including purchased power), and ongoing general and administrative activities related to the corporate infrastructure and support functions, which included among other things, billings and collections.

     Based on work completed as of December 31, 1998, the following types and quantities of date sensitive IT systems were identified and remediated:

     > Central Applications: 54 date sensitive items consisting of centralized computing software that addressed major business and operational needs were identified; 67% required repair or replacement.

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

     > Embedded Systems and Components: 3,977 items were identified; 96.3% were year 2000 ready or inert. 3.7% were tested -- none failed.

     EUA utilized a four phase approach to address information technology (IT) issues. The four phases were: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and systems, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready were repaired or replaced during the Remediation phase. The Unit Testing phase involved testing at the module, program and application level to assure that each such item functioned properly after repair or replacement. Finally, in the Integration Testing phase, dates were moved ahead, data were aged, and all date conditions pertinent to each application or product were tested "end-to-end" to assure that each item was tested in its final complete environment. As of June 30, 1999, each phase described above was 100% completed and all mission critical systems were Year 2000 ready. All mission critical non-information services systems (i.e., embedded systems and components) were also 100% Year 2000 ready as of that date as well.


     EUA developed a process to identify and assess the Year 2000 readiness of third parties with which it had a material relationship. First, a list of all vendors utilized over the prior two years was developed from the accounts payable system. Sub-lists were then developed and distributed to departments based on the departmental allocation of charges for goods and services. Departmental managements worked with the purchasing department to rank vendors identified as being critical or important.

     All vendors, regardless of rank, were contacted in writing requesting information regarding their Year 2000 status. Vendors ranked as critical or important were selected for additional inquiry, in the form of additional written inquiry and telephone inquiries. If available, vendor literature, regulatory filings and web sites were also reviewed. Critical vendors included providers of a variety of goods and services, such as telecommunications, banking and other financial services, computer products and services, equipment, fuel and mail delivery. As a result of this process, the purchasing department and/or the department(s) utilizing the goods or services in question have been able to confirm to their satisfaction that all mission critical vendors and a significant majority of the important vendors have provided adequate evidence of their Year 2000 readiness. All remaining vendors are being monitored as the process of gathering their Year 2000 readiness information continues. This process was essentially complete on June 30, 1999. Contingency plans have been developed for services provided by all mission critical vendors. These plans identify workarounds for any mission critical vendor for which there is not an alternative source.

Costs to Address EUA's Year 2000 Issues:

     Through June 30, 1999, EUA has incurred costs of approximately $6.4 million to address Year 2000 issues, including approximately $3.9 million of non-incremental labor, $1.2 million of capital expenditures and $1.3 million of consulting and other costs. The company estimates it will incur additional costs approximating $3.6 million during the period July 1, 1999 through March 31, 2000, to complete its Year 2000 Program including approximately $2.5 million of non-incremental labor, $500,000 of capital expenditures and $600,000 of consulting and other costs.

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

     In addition, dependable voice and data telecommunications are critical to EUA's ongoing operations. EUA's internal telecommunication systems were Year 2000 ready as of June 30, 1999. EUA also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has gathered extensive documentation regarding the Year 2000 efforts and status of the regional telephone companies upon which it relies. In addition, EUA has also had face-to-face meetings with representatives of these companies and attended public conferences sponsored by these companies, at which they have described their Year 2000 process and progress. Each of these companies anticipates being Year 2000 ready and devoid of major system failures. Nevertheless, EUA has provided for several methods for maintaining adequate communications. For example, if the regional, land-line telephone systems were not in service, EUA could rely on mobile or cellular telephones. If those failed, EUA maintains mobile radios. Further, all of EUA's operating locations, including EUA Service Corporation's, are linked through a captive microwave telecommunications system.

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

Year 2000 Contingency Plans:

     Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk were established and made responsible for developing contingency plans. The overall strategy was to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well being. For such risks, formal, written contingency plans were created. Preliminary plans were developed in March, 1999 and final contingency plans were in place and ready to implement as of June 30, 1999.

     In addition to the contingency plans described above which are designed to ensure a rapid recovery from any Year 2000 related failures, EUA has also developed a formal, written Implementation Plan. The purpose of this plan is to ensure that the activities necessary to maintain a clean systems environment from July 1, 1999 through the transition weekend and into the year 2000 are properly planned for, appropriately communicated throughout the company, and understood by those responsible for performing the various tasks. The Implementation Plan was completed and in place as of June 30, 1999.

Summary:

     The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready has been significant. There are currently dedicated teams in place, guided by a formal implementation plan, to ensure EUA remains Year 2000 ready through the remainder of 1999 and into the next century. EUA's Year 2000 program has consistently been on schedule and in accordance with timetables and progress points published by the North American Electric Reliability Council (NERC). This effort culminated with the June 30, 1999 reporting to NERC that EUA had achieved 100% Year 2000 readiness for all mission critical systems and embedded components. EUA has utilized independent, outside technical consultants and other experts to review and assess its Year 2000 efforts and status throughout the project. Their findings have validated the progress and status of the company's Year 2000 project and the achievement of Year 2000 readiness. Management is confident that EUA's Year 2000 project has been, and continues to be, well managed with the appropriate resources and plans in place to ensure the Company remains Year 2000 ready and positioned for a successful transition to the Year 2000.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See "Note C - Commitments and Contingencies: Nuclear Ownership Issues" for a discussion of pending legal actions involving several of the nuclear plants in which Montaup has an ownership interest.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) A Consent to Action in Lieu of Annual Meeting of Stockholders (Consent to Action) was executed April 21, 1999 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

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

     On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections. A settlement agreement was filed on April 7, 1999 and an order accepting the settlement was received on July 30, 1999 with a compliance filing due in sixty days.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. On April 6, 1999, FERC issued an order approving market rules and on May 1, 1999, the remaining markets - operable capability, energy, automatic generation control and the reserve markets - were implemented.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost-based to a bid-based system.

     See "Note C - Commitments and Contingencies: Environmental Matters" for a discussion of newly identified sites where the Company could be joint and severally responsible for environmental cleanup costs.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits - None.
       (b) Reports on Form 8-K - None.

                               SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Eastern Edison Company
                                                (Registrant)



Date:  August 13, 1999                  /s/ Clifford J. Hebert, Jr.
                                        Clifford J. Hebert, Jr., Treasurer
                                        (on behalf of the Registrant and
                                        as Principal Financial Officer)