Form 10-Q
period 1999-09-30
EASTERN EDISON CO
filed 1999-11-15
CIK 14407

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                  September 30, 1999

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

              Class                          Outstanding at August 31, 1999
       Common Shares, $25 par value                   2,339,401 shares


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

     ASSETS                                             September 30,   December 31,
                                                          1999            1998


     Utility Plant in Service                        $   672,377     $   741,902
     Less:  Accumulated Provision for Depreciation
                 and Amortization                        225,638         252,301
           Net Utility Plant in Service                  446,739         489,601
     Construction Work in Progress                         7,016           2,691
           Net Utility Plant                             453,755         492,292
     Current Assets:
           Cash and Temporary Cash Investments               251          25,952
           Accounts Receivable - Other                    59,305          44,556
                               - Associated Companies     16,652          18,628
           Fuel,Materials and Supplies                     2,317           9,965
           Other Current Assets                            3,770           4,754
              Total Current Assets                        82,295         103,855
     Deferred Debits and Other Non-Current Assets        491,009         235,475
                      Total Assets                   $ 1,027,059     $   831,622

     LIABILITIES AND CAPITALIZATION
     Capitalization:
           Common Stock, $25 Par Value               $    58,485     $    72,284
           Other Paid-In Capital                          78,049          47,249
           Common Stock Expense                              (44)            (44)
           Retained Earnings                             117,878         106,509
              Total Common Equity                        254,368         225,998
           Redeemable Preferred Stock - Net               29,665          29,665
           Preferred Stock Redemption Cost                (1,397)         (1,670)
           Long-Term Debt - Net                           40,000         162,550
              Total Capitalization                       322,636         416,543

     Current Liabilities:
           Notes Payable                                  18,400
           Accounts Payable - Associated Companies        10,973           8,987
                            - Other                       20,904          25,502
           Taxes Accrued                                  26,434          17,361
           Interest Accrued                                  452           3,561
           Other Current Liabilities                     127,975          18,725
              Total Current Liabilities                  205,138          74,136
     Deferred Credits and Other Non-Current Liabilities  390,142         221,300
     Accumulated Deferred Taxes                          109,143         119,643
              Total Liabilities and Capitalization   $ 1,027,059     $   831,622

See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,

                                            1999         1998         1999        1998

Operating Revenues                      $  93,546    $ 101,769    $ 303,445   $ 308,039
Operating Expenses:
   Fuel and Purchased Power                50,740       52,514      171,992     158,176
   Other Operation and Maintenance         18,886       24,068       61,782      70,543
   Depreciation and Amortization            5,336        7,463       18,355      22,389
   Taxes- Other Than Income                 1,949        2,718        6,855       8,384
   Income Taxes - Current                   6,794        5,449       23,098       9,821
                - Deferred (Credit)          (787)      (1,361)      (7,961)      4,075
           Total                           82,918       90,851      274,121     273,388
Operating Income                           10,628       10,918       29,324      34,651
Allowance for Other Funds
  Used During Construction                     94           43          190          95
Other Income - Net                          1,381           78        2,506         372
Income Before Interest Charges             12,103       11,039       32,020      35,118
Interest Charges:
  Interest on Long-Term Debt                1,508        2,883        7,273      10,190
  Other Interest Expense                    1,700        1,560        4,216       3,024
  Allowance for Borrowed Funds Used
    During Construction (Credit)              (42)         (82)        (136)       (167)
Net Interest Charges                        3,166        4,361       11,353      13,047
Net Income                                  8,937        6,678       20,667      22,071
Preferred Dividend Requirements               497          497        1,491       1,491
Consolidated Net Earnings               $   8,440    $   6,181    $  19,176   $  20,580

See accompanying notes to consolidated financial statements.

EASTERN EDISON COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                  Nine Months Ended
                                                                    September 30,

                                                                   1999        1998
  CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                   $  20,667   $  22,071
  Adjustments to Reconcile Net Income to Net
      Cash Provided from Operating Activities:
         Depreciation and Amortization                            21,605      23,587
         Amortization of Nuclear Fuel                              1,375         859
         Deferred Taxes                                           (8,658)      4,082
         Investment Tax Credit, Net                               (2,010)       (976)
         Allowance for Other Funds Used During Construction         (190)        (95)
         Other - Net                                              (8,270)      2,387
         Regulatory Asset - Purchase Power Contract Buyout       (105,623
  Change in Operating Assets and Liabilities                       2,840      (7,064)
         Regulatory Liability - Purchase Power Contract Buyout   105,623
  Net Cash Provided From Operating Activities                     27,359      44,851

  CASH FLOW FROM INVESTING ACTIVITIES:
      Construction Expenditures                                  (10,029)    (11,340)
      Decrease in Other Investments                                              110
      Proceeds from Divestiture of Generation Assets              56,635
  Net Cash Provided From (Used in) Investing Activities           46,606     (11,230)

  CASH FLOW FROM FINANCING ACTIVITIES:
      Redemption of Common Stock                                 (23,000)
      Common Stock Dividends Paid to EUA                          (7,533)    (19,806)
      Preferred Dividends Paid                                    (1,491)     (1,491)
      Capital Contribution from EUA Parent                        40,000
      Redemptions of Long-Term Debt                              (123,000    (60,000)
      Premiums Paid on Long-Term Debt Redemptions                 (3,042)
      Net Increase in Short-Term Debt                             18,400      47,520
  Net Cash (Used in) Financing Activities                        (99,666)    (33,777)
  Net (Decrease)  in Cash and Temporary
      Cash Investments                                           (25,701)       (156)
  Cash and Temporary Cash Investments at
      Beginning of Period                                         25,952         461
  Cash and Temporary Cash Investments at
      End of Period                                            $     251   $     305

  Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest (Net of Capitalized Interest)                 $  10,757   $  11,324
        Income Taxes                                           $  15,142   $  12,624

See accompanying notes to consolidated condensed financial statements.

EASTERN EDISON COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Eastern Edison Company's (Eastern Edison or the Company) 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1999.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date, which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

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

          In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission (SEC) requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's securities, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA. Also related to this transfer, Eastern Edison filed a Petition for Approval of the transfer or Request for Alternative Findings of No Jurisdiction with the Massachusetts Department of Telecommunications and Energy (MDTE). A public hearing was held at the MDTE on October 18, 1999 at which no one from the public intervened. Eastern Edison is awaiting a decision from the MDTE on its petition, and expects it will receive SEC approval shortly thereafter.

          In July 1999, in connection with Entergy Nuclear Generation Company's (Entergy) acquisition of Pilgrim Station from Boston Edison, Montaup agreed to buy out its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy. Accordingly, Montaup has recorded on Eastern Edison's Consolidated Balance Sheet as of September 30, 1999, a regulatory asset of approximately $113.4 million, a corresponding current regulatory liability of $105.6 million, and a long-term regulatory liability of $7.8 million.

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

          The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. In December 1997, Northeast filed a motion to dismiss the non-operating owners' claims, or alternatively to stay the pending lawsuit until after the resolution of the arbitration case. These requests were denied in July 1998. In May 1999 Northeast filed a request for summary judgement in the arbitration case. This request was denied in July 1999. In May 1999, all parties entered into a Alternative Dispute Resolution Agreement and began mediation sessions in an effort to reach a settlement of all issues. Montaup understands that Northeast and its subsidiaries, the Connecticut Light and Power Company and Western Massachusetts Electric Company have agreed in principle with New England Power Company (NEP) a subsidiary of New England Electric System, to settle various arbitration and litigation claims asserted by NEP, Montaup and the other non-operating owners of Millstone 3. A settlement on comparable terms has been offered to Montaup. Montaup will give serious consideration to the advisability of the settlement as proposed.

          Montaup paid its share of Millstone 3's O&M expenses during the prolonged outage on a reservation of right basis. The fact that Montaup paid these expenses is not an admission of financial responsibility for expenses incurred during the outage.

          Given the recent settlement offered to Montaup, the Company does not expect the outcome of these proceedings to have a material effect on its operating results or financial position.

          Maine Yankee:

          Montaup has a 4.0% equity ownership in the permanently closed Maine Yankee nuclear plant. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee is approximately $26.5 million and is included with Other Liabilities on the Consolidated Balance Sheet as of September 30, 1999. Also, due to recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

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

          On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee, which was denied by a Maine judge on April 7, 1998. The judge indicated that the jurisdictional question should be first decided by FERC. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. A separately negotiated Settlement Agreement filed with FERC on February 5, 1999, was approved by FERC and made effective on June 1, 1999. This settlement resolved issues raised by the Secondary Purchasers by limiting the amount they will pay for decommissioning and settling other points of contention.

          The outcome of these recent settlements will not have a material effect on EUA's future operating results or financial position.

          On August 4, 1998, the Maine Yankee Board of Directors selected Stone & Webster Engineering Corporation to execute a $250 million contract for the decommissioning and decontamination of Maine Yankee. The decommissioning plan includes an option for Stone & Webster to repower the Maine Yankee site with a gas-fired plant.

          Vermont Yankee:

          Montaup has a 2.5% equity ownership interest in the 540-mw Vermont Yankee nuclear unit. On October 15, 1999, Vermont Yankee accepted a bid from AmerGen Energy Company for AmerGen to purchase the unit for approximately $23.5 million. As part of the agreement, Vermont Yankee will make a one-time payment to the unit's decommissioning fund, and AmerGen will assume responsibility for all future operating costs and costs to decommission the plant at the end of its operating licence in 2012. Vermont Yankee expects to complete this sale by mid-2000. This transaction is subject to approvals from the NRC, the SEC, and the Vermont Public Service Board.

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

          Environmental Matters

          During the second quarter of 1999, Eastern Edison identified a new site related to the production of manufactured gas at which certain environmental conditions may exist. Eastern Edison has conducted a preliminary assessment of the potential cost of remediation at this site. An engineering model was recently obtained by the Company to provide the estimated potential costs. Since site specific studies have not yet been performed, Eastern Edison has recorded a minimum liability for this site based on this engineering model to recognize risk assessment, monitoring, and legal and administrative costs.

          Eastern Edison has not yet recorded any estimated environmental remediation liability for this site. An estimate had not been recorded on this site because a site-specific study had not yet been completed and a reliable engineering model deemed essential to develop a reasonable estimate was not previously available.

          Eastern Edison is currently recovering certain environmental cleanup costs in rates. In addition, Eastern Edison will seek recovery of certain costs from its insurance carriers and other possible responsible parties. The Company expects, based on prior regulatory approvals, to recover such costs in future rates. As a result, Eastern Edison does not believe that the ultimate impact of the cleanup costs associated with the previously identified site will be material to the results of its operations or its financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Merger Update

     On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of various regulatory agencies, values EUA's equity at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger.

     The closing of the merger is expected to occur by early 2000. The merger agreement contains an upward price adjustment in the event the merger does not close within six months from May 17,1999, the date EUA shareholders approved the merger plan. Therefore, after November 17, 1999, NEES will pay an additional $0.003 per day per share for EUA's outstanding common stock until the merger closes, up to a maximum price of $31.495 per share.

     On May 5, 1999, EUA and NEES filed a joint application with the Federal Energy Regulatory Commission (FERC) seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES. With its approval on September 29, 1999, FERC concluded that the proposed merger will not adversely affect competition, rates or regulation, and that the merger is in the public's best interest.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of approximately $79 million. Hearings are scheduled to start in December 1999. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy (MDTE) indicating savings of over $100 million. A settlement agreement on the Massachusetts filing is expected shortly.

     On July 19, 1999, a Voluntary Early Retirement Program (VERP) was offered to certain of EUA's and NEES's employees who will be least fifty-five years of age by December 31, 2000. The VERP offer was accepted by 82% of eligible employees. On October 12, 1999, details of a Severance Plan were distributed. The Severance Plan will provide benefits and provisions for eligible non-union employees who are involuntarily terminated due to the merger. At the same time, the Company also offered a Limited Hardship Early Decision Severance Plan (LHEDO) to designated non-union employees who choose to terminate their employment with EUA rather than be considered for a position in the merged company. Employees who were offered the LHEDO must decide if they will accept the offer by November 29, 1999. Under the LHEDO, employees will receive an additional eight weeks of severance pay for accepting the offer. At this time, the Company cannot reasonably estimate the participation in the LHEDO. Therefore, expenses related to this plan have not yet been recorded.

Overview

     Consolidated Net Earnings for the third quarter of 1999 were approximately $8.4 million as compared to $6.2 million in the third quarter of 1998, and approximately $19.2 million for the nine months ended September 30, 1999 as compared to $20.6 million for the same period of a year ago.

Kilowatthour (kWh) Sales

     Kilowatthour (kWh) sales increased 9.8% in the third quarter of 1999 and 5.3% in the year-to-date period of 1999 as compared to the same periods of 1998, largely the result of strong economic conditions in the Company's service territory and warmer weather in 1999 particularly in the months of August and September of 1999. These changes were led by 10.9% and 7.0% increases in sales to residential customers and 8.3% and 4.3% increases in sales to commercial customers in the third quarter and year-to-date periods, respectively.

Operating Revenues

     Operating Revenues for the three and nine months ended September 30, 1999 decreased by approximately $8.2 million or 8.1% and approximately $4.6 million or 1.5%, respectively, as compared to the same periods in 1998. Generation-related revenues decreased approximately $10.0 million for the quarter and $2.6 million for the year-to-date period. Since the sale of Montaup's Somerset Station in April 1999, and the transfer of its purchased power contracts to various non-affiliated parties, Blackstone, Eastern Edison and Newport no longer purchase their standard offer requirements from Montaup, but instead are buying power from other non-affiliated suppliers (see Electric Industry Restructuring below). This decrease was compounded by a decrease in the wholesale contract termination charge rate, effective January 1, 1999 and April 1, 1999, for Rhode Island and Massachusetts and offset by an increase in the wholesale standard offer rate. Distribution-related revenues increased approximately $1.8 million for the quarter and decreased approximately $1.9 million for the year-to-date period. These changes were due to increased kWh sales for the quarter and year-to-date periods. In the year-to-date period, the kWh sales increase was offset by a full-period impact of rate reductions coincident with retail access which became effective March 1, 1998 in Massachusetts.

Operations Expense

     Fuel and Purchased Power expense, in aggregate, for the quarter and nine months ended September 30, 1999 decreased by approximately $1.8 million or 3.3% and increased approximately $13.8 million or 8.7%, respectively, as compared to the same periods in 1998. These changes were primarily due to decreased generation-related expenses as a result of the aforementioned purchases of standard offer requirements from non-affiliated suppliers, offset by an increase in the wholesale standard offer rate and an increases in kWh sales in both periods.

     Other Operation and Maintenance expenses decreased by approximately $5.2 million or 21.5% and $8.8 million or 12.4% for the third quarter and the nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease in the third quarter was due to decreased jointly owned units expenses of $1.6 million which reflects the impact of decreased expenses of Canal 2 after the sale of the unit in December 1998, decreased conservation and load management (C&LM) expenses of approximately $500,000, and decreased FAS106 expenses of approximately $300,000. In the year-to-date period, jointly owned units expenses decreased approximately $4.1 million, C&LM expenses decreased approximately $1.5 million and FAS106 expenses decreased by approximately $300,000. In addition, pension and benefits expenses decreased in both the third quarter and year-to-date periods of 1999 after the sale of Montaup's Somerset plant in April 1999. These decreases were offset in the year-to-date period by the impacts of adjustments to 1998 employee incentive plan accruals in the first quarter of 1999 and non-recurring expense credits related to billings to Maine utilities for EUA's storm restoration support in February of 1998.

     Depreciation and Amortization expense decreased approximately $2.1 million or 28.5% in the third quarter and $4.0 million or 18.0% in the nine-month period ended September 30, 1999 when compared to the same periods of last year. These decreases were due largely to decreased depreciable property, particularly since the sale of Montaup's 50% ownership of the Canal Unit 2 generating station in December of 1998 and the sale of the Somerset Generating Station in April of 1999.

     Taxes - Other Than Income decreased approximately $800,000 or 28.3% in the third quarter of 1999 and approximately $1.5 or 18.2% in the year-to-date period of 1999 as compared to the same periods of 1998 as a result of decreased property taxes after the sale of Montaup's Somerset Generating Station in April of 1999 and Montaup's 50% ownership of the Canal Unit 2 Generating Station in December of 1998.

Income Taxes

     Eastern Edison's effective tax rate for the year-to-date period ended September 30, 1999 was approximately 39.1% compared to 40.1% for the same period of a year ago. This decrease is primarily due to investment tax credits associated with the sale of Montaup's Somerset plant. Current income tax expense increased by $13.1 million in the second quarter resulting from a significant tax gain associated with sale of Montaup's Somerset Station. This increase was almost entirely offset by a decrease in deferred tax expense resulting from the Somerset property sale.

Other Income - Net

     Other Income - Net increased approximately $1.3 million in the third quarter of 1999 and $2.1 million in the year-to-date period of 1999 as compared to the same periods of 1998. These changes were due to decreased expenses related to the Massachusetts referendum to repeal deregulation legislation in 1998, increased investment income from the sale of Montaup's Somerset Generating Station in April 1999, and increased interest income on outstanding power billings.

Net Interest Charges

     Net Interest Charges decreased by approximately $1.2 million or 27.4% in the third quarter of 1999 and decreased by $1.7 million or 13.0% in the year-to-date period of 1999 as compared to the same periods of 1998. Interest on long term debt principally decreased as a result of Eastern Edison's redemption of all of its First Mortgage Bonds in July 1999, its $35 million 7.78% Secured Medium Term Notes in August 1999 and the maturities of its $20 million First Mortgage Bonds in May of 1998 and $40 million First Mortgage Bonds in July of 1998. These decreases were offset by increased other interest expense related to revenue reconciliation accounts pursuant to restructuring settlement agreements.

Liquidity and Sources of Capital

     Eastern Edison's and Montaup's need for permanent capital is primarily related to the construction of facilities required to meet the needs of their existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Eastern Edison and Montaup, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145
million from all sources of short-term credit.   As of September 30, 1999,
various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount
available of $165 million.   Eastern Edison and Montaup are negotiating a new
$60 million unsecured revolving credit facility. At September 30, 1999 these unused EUA System short-term lines of credit amounted to approximately $47.5 million under the revolving credit agreement. The Company had approximately $18.4 million of short-term debt at September 30, 1999.

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

     In April 1999, Montaup completed the sale of its Somerset Station to NRG Energy Inc. for approximately $55 million. In July 1999, Montaup used the proceeds from this sale to redeem $54.8 million of its outstanding securities wholly-owned by Eastern Edison. Eastern Edison used these proceeds along with a capital contribution from EUA to redeem $40 million of 8%, $40 million of 6 7/8%, and $8 million of 6.35% First Mortgage and Collateral Trust Bonds.

     The Company's year-to-date September 30, 1999 internally generated funds available after the payment of dividends amounted to $82.1 million while its cash construction requirements for the same period were $10.0 million.

     In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission (SEC) requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's securities, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA. Also related to this transfer, Eastern Edison filed a Petition for Approval of the transfer or Request for Alternative Findings of No Jurisdiction with the MDTE. A public hearing was held at the MDTE on October 18, 1999 at which no one from the public intervened. Eastern Edison is awaiting a decision from the MDTE on its petition, and expects SEC approval shortly thereafter.

Electric Utility Industry Restructuring

     Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation. A majority of this standard offer assignment became effective January 1, 1999; the remainder became effective on September 1, 1999 with the closing of the transfer of power purchase agreements to Constellation Power Source Inc. (Constellation), see Generation Divestiture below. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

Generation Divestiture

     By the end of 1998, pursuant to settlement agreements approved by federal and state regulators, Montaup signed agreements to sell all of its non-nuclear power generation assets and power purchase agreements to various non-affiliated parties in connection with electric utility restructuring undertaken in Massachusetts and Rhode Island. At the end of 1998, Montaup sold several diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash Power Equipment Company for approximately $1.4 million and its 50% share (approximately 280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy Canal, LLC an indirect subsidiary of The Southern Company, for approximately $75 million. On April 7, 1998, Montaup entered into an agreement to transfer power purchase contracts for approximately 170 mw of output from Ocean State Power I and Ocean State Power II to TransCanada Power Marketing Ltd., an indirect subsidiary of TransCanada Pipelines Limited; the transfer was effective June 1, 1999. On December 21, 1998, Montaup entered into an agreement to transfer purchase power contracts totaling approximately 177 mw to Constellation Power Source, Inc., a wholly-owned affiliate of the Baltimore Gas and Electric Company; the transfer became effective on September 1, 1999. On April 26, 1999, Montaup completed the sale of its 170 mw Somerset Generating Station, located in Somerset, Massachusetts, to Somerset Power,
LLC, a direct subsidiary of NRG, Inc., for approximately $55 million.   In
June of 1999, Montaup completed the sale of its and Newport's combined 2.6% (approximately 16 mw) share of the W.F. Wyman Unit 4 in Yarmouth, Maine to FPL Energy Wyman IV LLC, an indirect subsidiary of the Florida-based FPL Group, Inc for $2.4 million. Also in June of 1999, Blackstone sold its hydroelectric facility in Pawtucket, Rhode Island (approximately 1 mw) to Putnam Hydropower LLC, an affiliate of Pawtucket Hydropower Inc.

     In July 1999, in connection with Entergy Nuclear Generation Company's acquisition of Pilgrim Station from Boston Edison, Montaup agreed to buy out its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy Nuclear Generation Company. Accordingly, Montaup recorded on EUA's Consolidated Balance Sheet as of September 30, 1999, a regulatory asset of approximately $113.4 million, a corresponding current regulatory liability of $105.6 million, and a long-term regulatory liability of $7.8 million.

     In October 1999, Vermont Yankee agreed to the sell the 540-mw nuclear unit to AmerGen Energy Company for approximately $23.5 million. Montaup has a 2.5% (12 mw) equity ownership interest in the unit. As part of the agreement, Vermont Yankee will make a one-time payment to the unit's decommissioning fund, and AmerGen will assume responsibility for all future operating costs and costs to decommission the plant at the end of its operating license in 2012. Vermont Yankee expects to complete this sale by mid-2000.

     Montaup also has agreed to sell its ownership interest in the Seabrook Station nuclear power plant to Little Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd.. Montaup has received all federal and state approvals regarding the sale of its interest in Seabrook and expects to close on this sale later in 1999. EUA's only remaining generating capacity is approximately 58 mw from its ownership share of the Millstone 3 nuclear facility. EUA ultimately intends to sell and/or transfer its interest in Millstone 3. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the NRC with respect to the sale of nuclear units.

The Year 2000 Issue

     EUA is addressing the Year 2000 issue on an EUA System basis, which includes Eastern Edison. On June 30, 1999, EUA reported to the North American Electric Reliability Council (NERC) that all of its mission critical systems were Year 2000 ready, consistent with the recommended industry schedule published by NERC. The EUA Year 2000 Program addressed the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilized two digits instead of four to represent a year. If not addressed, the year 2000 could have been systemically recognized as the year 1900, causing system or equipment failures or malfunctions, and ultimately resulting in disruptions to Company operations. This disclosure constitutes a Year 2000 Statement and Readiness Disclosure. It is subject to the protections afforded it as such by the Year 2000 Information and Readiness Disclosure Act of 1998.

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

    Based on work completed as of December 31, 1998, the following types and quantities of date sensitive information technology (IT) systems were identified and remediated:

     >Central Applications: 54 date sensitive items consisting of centralized computing software that addressed major business and operational needs were identified; 67% required repair or replacement.

     >Server Based Networks: 22 date sensitive items consisting of networked applications, as well as supporting computing and communications equipment were identified; 55% required repair or replacement.

     >Desktops: 48 categories of items typically consisting of personal computer hardware and software were identified; 52% of such categories required repair or replacement.

     >Infrastructure: 44 items consisting of components of central IT operations (e.g., the mainframe computer, its operating system and centralized database) were identified; 57% required repair or replacement.

     >Embedded Systems and Components: 3,977 items were identified; 96.3% were Y2K ready or inert. 3.7% were tested -- none failed.

     EUA utilized a four phase approach to address IT issues. The four phases were: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and systems, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready were repaired or replaced during the Remediation phase. The Unit Testing phase involved testing at the module, program and application levels to assure that each such item functioned properly after repair or replacement. Finally, in the Integration Testing phase, dates were moved ahead, data were aged, and all date conditions pertinent to each application or product were tested "end-to-end" to assure that each item was tested in its final complete environment. As of June 30, 1999, each phase described above was 100% completed and all mission critical systems were Year 2000 ready. All mission critical non-information services systems (i.e., embedded systems and components) were also 100% Year 2000 ready as of that date as well.

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

Costs to Address EUA's Year 2000 Issues:

     Through September 30, 1999, EUA has incurred costs of approximately $6.9 million to address Year 2000 issues, including approximately $4.3 million of non-incremental labor, $1.2 million of capital expenditures and $1.4 million of consulting and other costs. The company estimates it will incur additional costs approximating $1.1 million during the period October 1, 1999 through March 31, 2000, to complete its Year 2000 Program including approximately $700,000 of non-incremental labor and $400,000 of consulting and other costs.

Risks of EUA's Year 2000 Issues:

     EUA's first priority continues to be the minimization of any potential disruptions to electric service as a result of the Year 2000. The provision of electric service depends in large part on the viability of the New England power grid which is managed by ISO/NEPOOL. EUA is actively participating on ISO/NEPOOL's Year 2000 operating and oversight committees. EUA's assessment of its own transmission and distribution equipment and facilities indicated that the risk of failure of this equipment does not appear to be significant. However, due to the interconnectivity of the New England power grid, and the reliance on many other entities also connected to the grid, it is not possible to conclude with certainty that there will be no significant interruptions in service.

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

     No other significant reasonably likely failure scenarios stemming solely from problems relating to Year 2000 have been identified thus far. Accordingly, EUA does not currently believe that any Year 2000 related risks in and of themselves constitute reasonably likely worst case scenarios. Rather, EUA's most reasonably likely Year 2000 related worst case scenario would be the occurrence of isolated year 2000 failures such as described above in conjunction with a severe winter storm. However, EUA believes that such year 2000 failures would not likely affect whether the storm event would have a material impact on EUA's business or financial condition. In this context, and based on its communications with key vendors and customers and its long experience with storm events, EUA does not currently anticipate significant adverse effects on its relationships with its customers or vendors, or any resulting material adverse effects on its business or operations.
      Year 2000 Contingency Plans:

     Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk were established and made responsible for developing contingency plans. The overall strategy was to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well-being. For such risks, formal, written contingency plans were created. Preliminary plans were developed in March, 1999 and final contingency plans were in place and ready to implement as of June 30, 1999.

     In addition to the contingency plans described above which are designed to ensure a rapid recovery from any Year 2000 related failures, EUA has also developed a formal, written Implementation Plan. The purpose of this plan is to ensure that the activities necessary to maintain a clean systems environment from July 1, 1999 through the transition weekend and into the year 2000 are properly planned for, appropriately communicated throughout the company, and understood by those responsible for performing the various tasks. This plan includes provisions for additional staffing during the transition weekend to monitor mission critical systems and to resolve any Year 2000 issues which might arise. The Implementation Plan was in place as of June 30, 1999.

Summary:

     The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready has been significant. There are currently dedicated teams in place, guided by a formal implementation plan, to ensure EUA remains Year 2000 ready through the remainder of 1999 and into the next century. EUA's Year 2000 program has consistently been on schedule and in accordance with timetables and progress points published by NERC. This effort culminated with the June 30, 1999 reporting to NERC that EUA had achieved 100% Year 2000 readiness for all mission critical systems and embedded components. EUA has utilized independent, outside technical consultants and other experts to review and assess its Year 2000 efforts and status throughout the project. Their findings have validated the progress and status of the company's Year 2000 project and the achievement of Year 2000 readiness. Management is confident that EUA's Year 2000 project has been, and continues to be, well managed with the appropriate resources and plans in place to ensure the Company remains Year 2000 ready and positioned for a successful transition to the Year 2000.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See "Note C - Commitments and Contingencies: Nuclear Ownership Issues
(NRC) Actions" for a discussion of pending legal actions involving several of the nuclear plants in which Montaup has an ownership interest.

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

     On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections. A settlement agreement was filed on April 7, 1999. An order accepting the settlement was received on July 30, 1999 and a compliance filing was made on September 28, 1999.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. On April 6, 1999, FERC issued an order approving market rules and on May 1, 1999, the remaining markets (operable capability, energy, automatic generation control and the reserve markets) were implemented.

     A Notice of Proposed Rulemaking by the FERC dated May 13, 1999 is proposing to amend its regulations under the Federal Power Act (FPA) to facilitate the formation of Regional Transmission Organizations (RTO's). FERC proposes to require that each public utility that owns, operates, or controls facilities for the transmission of electric energy interstate commerce make certain filings with respect to forming and participating in an RTO.

     See "Note C - Commitments and Contingencies: Environmental Matters" for a discussion of a newly identified site where Eastern Edison could be joint and severally responsible for environmental cleanup costs.


Item 6.     Exhibits and Reports on Form 8-K

            (a)Exhibits - None.

            (b)Reports on Form 8-K

          -     None filed in the quarter ended September 30, 1999.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Eastern Edison Company
                                             (Registrant)



Date:  November 15, 1999         /s/ Clifford J. Hebert, Jr.
                                 Clifford J. Hebert, Jr. Treasurer
                                (on behalf of the Registrant and
                                as Principal Financial Officer)